Form 10QSB
period 2000-06-30
HARTLAND INVESTMENTS INC
filed 2000-08-16
CIK 1112912

Securities and Exchange Commission
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000              Commission File Number:

                           HARTLAND INVESTMENTS INC.
      (Exact name of small business registrant as specified in its charter)


        Delaware                                                98-0221494
 (State or jurisdiction of                                   (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                 9521 21 Street S.E., Calgary, Alberta, T2C 4B1
         (Address and telephone number of principal executive offices)


         Securities to be registered under Section 13 of the Act: NONE

          Securities to be registered under Section 15(d) of the Act:

                  Common Stock, par value of $.0001 per share


   Yarek Bartosz, 9521 21 Street S.E., Calgary, Alberta, T2C 4B1    403.720.8550
            (Name, address and telephone number of agent for service)

                            HARTLAND INVESTMENTS INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                  June 30, 2000
                                December 31, 1999

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

ACCOUNTANT'S LETTER                                                            1
--------------------------------------------------------------------------------

BALANCE SHEET - ASSETS                                                         2
--------------------------------------------------------------------------------

BALANCE SHEET - LIABILITIES AND STOCKHOLDERS' EQUITY                           3
--------------------------------------------------------------------------------

STATEMENT OF OPERATIONS                                                      4-5
--------------------------------------------------------------------------------

STATEMENT OF STOCKHOLDERS' EQUITY                                              6
--------------------------------------------------------------------------------

STATEMENT OF CASH FLOWS                                                      7-8
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS                                               9-12
--------------------------------------------------------------------------------

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

Board of Directors                                               August 14, 2000
HARTLAND INVESTMENTS INC.
Calgary, Alberta, Canada

         I have audited the accompanying Balance Sheet of HARTLAND INVESTMENTS INC. (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statement of stockholders' equity for June 30, 2000, and December 31, 1999, and the related statements of operations and cash flows for the three months ended June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, the year ended December 31, 1999, the period May 26, 1998 to December 31, 1998, and the period May 26, 1998 (inception), to June 30, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

         I conducted my audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

         In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HARTLAND INVESTMENTS INC. (A Development Stage Company), as of June 30, 2000, and December 31, 1999, and the related statement of stockholders' equity for June 30, 2000, and December 31, 1999, and the related statements of operations and cash flows for the three months ended June 30, 2000, and June 30, 1999, for the six months ended June 30, 2000, and June 30, 1999, the year ended December 31, 1999, the period May 26, 1998 to December 31, 1998, and the period May 26, 1998 (inception), to June 30, 2000, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #5 to the financial statements, the Company has had no operations and has no established source of revenue. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters is described in Note #5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Barry L. Friedman
---------------------------
Barry L. Friedman
Certified Public Accountant
1582 Tulita Drive
Las Vegas, NV 89123
(702) 361-8414

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  -------------

                                     ASSETS
                                     ------

                                                6 Mos. Ending     Year Ended
                                                June 30, 2000    Dec. 31, 1999
                                                -------------    -------------


CURRENT ASSETS

     Cash                                       $           0    $         802
                                                -------------    -------------

     TOTAL CURRENT ASSETS                       $           0    $         802
                                                -------------    -------------


OTHER ASSETS                                    $           0    $           0
                                                -------------    -------------


     TOTAL OTHER ASSETS                         $           0    $           0
                                                -------------    -------------


     TOTAL ASSETS                               $           0    $         802
                                                -------------    -------------













    The accompanying notes are an integral part of these financial statements

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                6 Mos. Ending      Year Ended
                                                June 30, 2000    Dec. 31, 1999
                                                -------------    -------------


CURRENT LIABILITIES

      Officers Advances (Note #8)               $         823    $         625
                                                -------------    -------------

TOTAL CURRENT LIABILITIES                       $         823    $         625
                                                -------------    -------------


STOCKHOLDERS EQUITY (Note #4)

Preferred stock, $.0001 par value
Authorized 20,000,000 shares
issued and outstanding at
June 30, 2000 - None                            $           0

Common stock, $.0001 par value
authorized 80,000,000 shares
issued and outstanding at
December 31, 1999 - 1,250,000 shares                             $         125
June 30, 2000 - 1,250,000 shares                          125

      Additional paid in Capital                          762              762

      Accumulated loss during
      the development stage                            -1,710             -710
                                                -------------    -------------


TOTAL STOCKHOLDERS' EQUITY                      $        -823    $         177
                                                -------------    -------------


TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                             $           0    $         802
                                                -------------    -------------







    The accompanying notes are an integral part of these financial statements



                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                             -----------------------

                                        3 Mos. Ended    3 Mos. Ended    6 Mos. Ended    6 Mos. Ended
                                       June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                       -------------   -------------   -------------   -------------

REVENUE                                $           0   $           0   $           0   $           0
                                       -------------   -------------   -------------   -------------

EXPENSES
   General, Selling
   and Administrative                  $       1,000   $           0   $       1,000   $           0
                                       -------------   -------------   -------------   -------------


   Total Expenses                      $       1,000   $           0   $       1,000   $           0
                                       -------------   -------------   -------------   -------------


Net Profit/Loss (-)
from Operations                        $      -1,000   $           0   $      -1,000   $           0
                                       -------------   -------------   -------------   -------------

Interest Income                        $           0   $           7   $           0   $          14
                                       -------------   -------------   -------------   -------------

Net Income/Loss                        $      -1,000   $           7   $      -1,000   $          14
                                       -------------   -------------   -------------   -------------

Net Loss per share -
 Basic and diluted
 (Note #2)                             $      -.0008   $         NIL   $      -.0008   $         NIL
                                       -------------   -------------   -------------   -------------


Weighted average
number of common
shares outstanding                         1,250,000       1,250,000       1,250,000       1,250,000
                                       -------------   -------------   -------------   -------------






    The accompanying notes are an integral part of these financial statements



                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                       STATEMENT OF OPERATIONS (Continued)
                       -----------------------------------

                                                            May 26, 1998     May 26, 1998
                                            Year Ended     (Inception) to   (Inception) to
                                           Dec. 31, 1999    Dec, 31, 1998    June 30, 2000
                                          --------------   --------------   --------------

REVENUE                                   $            0   $            0   $            0
                                          --------------   --------------   --------------

EXPENSES
   General, Selling
   and Administrative                     $            0   $          742   $        1,742
                                          --------------   --------------   --------------

   Total Expenses                         $            0   $          742   $        1,742
                                          --------------   --------------   --------------

Net Profit/Loss (-)
from operations                           $            0   $         -742   $       -1,742
                                          --------------   --------------   --------------

Interest Income                           $           32   $            0   $           32
                                          --------------   --------------   --------------

Net Income/Loss                           $           32   $         -742   $       -1,710
                                          --------------   --------------   --------------

Net Loss per share -
 Basic and diluted
 (Note #2)                                $          NIL   $       -.0006   $       -.0014
                                          --------------   --------------   --------------

Weighted average
number of common
shares outstanding                             1,250,000        1,250,000        1,250,000
                                          --------------   --------------   --------------





    The accompanying notes are an integral part of these financial statements

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------


                                     Common Stock        Additional     Accumu-
                                     ------------          Paid-In       lated
                                 Shares       Amount       Capital      Deficit
                               ----------   ----------   ----------   ----------


Balance,
December 31, 1998               1,250,000   $      125   $      762   $     -742

Net Profit, Year Ended
December 31, 1999                                                            +32
                               ----------   ----------   ----------   ----------

Balance,
December 31, 1999               1,250,000   $      125   $      762   $     -710

Net Loss
January 1, 2000, to
June 30, 2000                                                             -1,000
                               ----------   ----------   ----------   ----------

Balance,
June 30, 2000                   1,250,000   $      125   $      762   $   -1,710
                               ----------   ----------   ----------   ----------







    The accompanying notes are an integral part of these financial statements



                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                             -----------------------

                                       3 Mos. Ended    3 Mos. Ended    6 Mos. Ended    6 Mos. Ended
                                      June 30, 2000   June 30, 1999   June 30, 2000   June 30, 1999
                                      -------------   -------------   -------------   -------------

Cash Flow from
Operating Activities
Net Loss                              $      -1,000   $          +7   $      -1,000   $         +14

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Issued stock for services                         0               0               0               0

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                              +198               0            +198               0
                                      -------------   -------------   -------------   -------------

Net cash used in
Operating Activities                  $        -802   $               $        -802   $         +14

Cash Flows from
Investing Activities                              0               0               0               0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                             0               0               0               0
                                      -------------   -------------   -------------   -------------

Net increase
(decrease)
in cash                               $        -802   $          +7   $        -802   $         +14

Cash,
beginning of period                             802             770             802             770
                                      -------------   -------------   -------------   -------------

Cash,
end of period                         $           0   $         777   $           0   $         784
                                      -------------   -------------   -------------   -------------



    The accompanying notes are an integral part of these financial statements



                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                       STATEMENT OF CASH FLOWS (CONTINUED)
                       -----------------------------------

                                                                         May 26, 1998     May 26, 1998
                                                        Year Ended      (Inception) to   (Inception) to
                                                        Dec. 31, 1999    Dec, 31, 1998    June 30, 2000
                                                       --------------   --------------   --------------

Cash Flow from
Operating Activities

Net Loss                                               $          +32   $         -742   $       -1,710

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Issued stock for services                                           0             +117             +117

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                                                   0             +625             +823
                                                       --------------   --------------   --------------

Net cash used in
operating Activities                                   $          +32   $            0   $         -770

Cash Flows from
Investing Activities                                                0                0                0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                                               0             +770             +770
                                                       --------------   --------------   --------------

Net increase
(decrease)
in cash                                                $          +32   $          770   $            0

Cash,
beginning of period                                               770                0                0
                                                       --------------   --------------   --------------

Cash,
end of period                                          $          802   $          770   $            0
                                                       --------------   --------------   --------------



    The accompanying notes are an integral part of these financial statements

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                      June 30, 2000, and December 31, 1999

NOTE #1 - HISTORY AND ORGANIZATION OF THE COMPANY

         The Company was organized May 26, 1998, under the laws of the State of Delaware, as HARTLAND INVESTMENTS INC. The Company currently has no operations and, in accordance with SFAS #7, is considered a development stage company.

NOTE #2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Method
         -----------------

                  The Company records income and expenses on the accrual method.

         Estimates
         ---------

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

         Cash and equivalents
         --------------------

                  The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or June 30, 2000.

         Income Taxes
         ------------

                  Income taxes are provided for using the liability method of accounting in accordance with Statement of Financial Accounting Standards No. 109 (SFAS #109) "Accounting for Income Taxes". A deferred tax asset or liability is recorded for all temporary difference between financial and tax reporting. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                      June 30, 2000, and December 31, 1999


NOTE #2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         Reporting on Costs of Start-Up Activities
         -----------------------------------------

                  Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities" which provides guidance on the financial reporting of start-up costs and organization costs. It requires most costs of start-up activities and organization costs to be expensed as incurred. With the adoption of SOP 98-5, there has been little or no effect on the company's financial statements.

         Loss Per Share
         --------------

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2000, the Company had no dilutive common stock equivalents such as stock options.

         Year End
         --------

                  The Company has selected December 31st as its year-end.

         Year 2000 Disclosure
         --------------------

                  The Y2K issued had no effect on this Company.

NOTE #3 - INCOME TAXES

         There is no provision for income taxes for the period ended June 30, 2000. The Company's total deferred tax asset as of December 31, 1999, is as follows:

                 Net operation loss carry forward               $           710
                 Valuation allowance                            $           710

                 Net deferred tax asset                         $             0

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                      June 30, 2000, and December 31, 1999


NOTE #3 - INCOME TAXES (CONTINUED)

         The federal net operating loss carry forward will expire between 2014 and 2019.

         This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

NOTE #4 - STOCKHOLDERS' EQUITY

         Common Stock
         ------------

                  The authorized common stock of HARTLAND INVESTMENTS INC. INC. consists of 80,000,000 shares, with a par value of $0.0001 per share.

         Preferred Stock
         ---------------

                  HARTLAND INVESTMENTS INC. has authorized preferred stock of 20,000,000 shares, with a par value of $0.0001 per share.


                  On June 1, 1998, the Company issued 1,173,000 shares of its $0.0001 par value common stock for services of $117.00.

                  On October 30, 1998, the Company issued 77,000 shares of its $0.0001 par value common stock for $770.00 in cash.

NOTE #5 - GOING CONCERN

         The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other material assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern. It is the intent of the Company to seek a merger with an existing, operating company.

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                      June 30, 2000, and December 31, 1999


NOTE #6 - RELATED PARTY TRANSACTIONS

         The Company neither owns nor leases any real or personal property. An officer of the corporation provides office services without charge. Such costs are immaterial to the financial statements and accordingly, have not been reflected therein. The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE #7 - WARRANTS AND OPTIONS

         There are no warrants or options outstanding to acquire any additional shares of common or preferred stock.

NOTE #8 - OFFICERS ADVANCES

         While the Company is seeking additional capital through a merger with an existing company, an officer of the Company has advanced funds on behalf of the Company to pay for any costs incurred by it. These funds are interest free.