Form 10KSB
period 2001-12-31
HARTLAND INVESTMENTS INC
filed 2002-11-07
CIK 1112912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

Mark One

[X] Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001

[ ]      Transition report under Section 13 or 15 (d) of the Securities Exchange
         Act of 1934 (no fee required) for the transition period from     to
                                                                      ----  ----
                           Hartland Investments, Inc.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

         Texas                          0-32585                    980221494
---------------------------        ----------------          -------------------
(State or other jurisdiction       (Commission File          (IRS Employer
of Incorporation)                  Number)                   Identification No.)

             14110 N. Dallas Parkway, Suite 130, Dallas, Texas 75254
             -------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (972) 726-9203
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock ($0.01 Par) Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements  for the past 90 days.
Yes [_] No[X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer had no revenues for the year ended December 31, 2001.

The issuer's stock is not currently trading.

At October 22, 2002 the number of shares outstanding of the registrant's Common Stock, $0.0001 par value, was 1,250,000.

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS


General

Hartland Investments Inc. (herein "Hartland" or "Company") was incorporated on May 26, 1998 under the laws of the State of Delaware. The business purpose of Hartland was, and remains, to seek out and obtain an acquisition, merger or outright sale transaction, whereby it's Shareholders would benefit.

Proposed Business

Hartland intends to locate and combine with an existing, privately held company, which is profitable, or, in management's view, has growth potential, irrespective of the industry in which it is engaged. At this time, Hartland is not engaged in any discussions with potential combination partners regarding a possible business combination. However, Hartland does not intend to combine with a private company that may be deemed to be an investment company subject to the investment Company Act of 1940. A combination may be structured as a merger, consolidation, and exchange of Hartland's common stock for stock or assets or any other form that will result in the combined enterprises becoming a publicly held Corporation.

Pending negotiation and consummation of a combination, Hartland anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and thus will have no source of revenue. Should Hartland incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as they are incurred.

If Hartland's management pursues one or more combination opportunities beyond the Preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust Hartland's ability to continue to seek such combination opportunities before any successful combination can be consummated. Due to Hartland's limited resources and lack of revenue, in the event such initial efforts to consummate a business combination fail, Hartland may not be able to seek additional combination partners. An extensive search for a suitable combination partner may incur substantial expenses, which Hartland is unable to fulfill. A limited search shall be more appropriate due to the aforementioned limited resources and revenue. Only slight efforts may take place and once these efforts are exhausted the financial Constraints of Hartland may result in an inability to seek future partners and thus the end the search thereto. In that event, Hartland's common stock will become worthless and holders of Hartland's common stock will receive a nominal distribution, if any, upon Hartland's liquidation and dissolution.


Combination Suitability Standards

In its pursuit for a combination partner, Hartland's management intends to consider only combination candidates that are profitable or, in management's view, have growth potential. Hartland's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate that does not furnish Hartland with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely Manner. In the event such a combination candidate is engaged in a high technology business, Hartland may obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. Hartland's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that Hartland will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent that Hartland is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be increased. Furthermore, to the knowledge of Hartland's officer and director, neither the candidate nor any Of its director, executive officers, principal shareholders or general partners:

         (1) Will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

         (2) Will have been subject to a temporary or permanent injunction or Restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

            (3) Will have been a defendant in a civil action, which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

Hartland's officer and director will make these determinations by asking pertinent questions of the management and/or owners of prospective combination candidates. Such persons will also ask pertinent questions of others who may be involved in the combination negotiations or proceedings. However, Hartland's Officers and directors will not generally take other steps to verify independently information obtained in this manner, which is favorable. Unless something comes to their attention, which puts them on notice of a possible Disqualification that is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.

Hartland currently has no employees.

Item 2. DESCRIPTION OF PROPERTY

Hartland currently has no property or lease obligations. Hartland does not intend to acquire any properties in the immediate future.


Item 3. LEGAL PROCEEDINGS

There are no material pending cases involving the Company.

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2001, no matters were submitted by the company to a vote of its shareholders.

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is not quoted on any exchange and has no symbol.

Shareholders

According to the records of the Company's transfer agent, there were 32 holders of record who held 1,250,000 shares of the Company's Common Stock on December 31, 2001.

Dividends

The Company has not paid any cash dividends on its Common Stock, and does not anticipate paying cash dividends on its Common Stock in the next year. The Company anticipates that income generated in the foreseeable future will be retained for the development and expansion of its business. Future dividend policy is subject to the discretion of the Board of Directors and will depend upon a number of factors, including future earnings, debt services, capital requirements, business conditions, the financial condiditon of the Company and other factors that the Board of Directors deems relevant.


Securities Authorized for Issuance Under Equity Compensation Plans
None


Recent Sales of Unregistered Securities
None

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with Hartland's financial statements and the notes associated with them as set forth elsewhere in this document. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. This discussion represents only the best present assessment by the management of Hartland.

Caution Regarding Forward-Looking Information

This registration statement contains certain forward-looking statements and information relating to Hartland that are based on the beliefs of Hartland or its management as well as assumptions made by and information currently Available to Hartland or its management. When used in this document, the words "Anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to Hartland or its management, are intended to identify forward-looking statements. Such statements reflect the current view of Hartland or its management regarding future events and are subject to certain Risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, the forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

Company's History

Hartland Investments Inc. was incorporated on May 26, 1998 under the laws of the State of Delaware. On June 1, 1998 the Company issued 1,173,000 shares of its

$0.0001 par value common stock for services of $117.00. On October 30, 1998 the Company issued 77,000 shares of its $0.0001 par value common stock for $770.00 in cash.

Discussion of Financial Condition

Hartland currently has no revenues, no operations and owns no assets. Hartland will remain illiquid until such time as a business combination transaction occurs, if ever. No prediction of the future financial condition of Hartland can be made.

Due to the lack of sustaining operations from inception, Hartland is considered in the development stage and, as such, has generated no significant operating revenues. Accordingly, Hartland is dependent upon its current management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporation during this phase.



Plan of Business

General

While Hartland conducts its search to locate and combine with an existing privately held company, it will depend on the continued financial support of the officers, and Directors of the Company.

The Company's independent auditor's have raised substantial doubt about the Company's ability to continue as a going concern since the Company has no current source of revenue.

The process for seeking a combination partner involves a strategic initiative search with several components in order to find the partner which best suits the Company's interests. A detailed financial analysis of the partner will be Cconducted on any potential combination partner. Analysis on the company's assets, liabilities, revenues, potential litigation, dividends, goodwill and business reputation in the community shall occur in order to solidify all the criteria sought after by the Company in a combination partner. The partners may be referred to the Company from other sources, found through research of the Company's officers and directors.

Pending negotiation and consummation of a combination, Hartland anticipates that it will have, aside from carrying on its search for a combination partner, no business activities, and, thus, will have no source of revenue. Should Hartland incur any significant liabilities prior to a combination with a private company, it may not be able to satisfy such liabilities as they are incurred.

If Hartland's management pursues one or more combination opportunities beyond the preliminary negotiations stage and those negotiations are subsequently terminated, it is foreseeable that such efforts will exhaust Hartland's ability to continue to seek such combination opportunities before any successful combination can be consummated. In that event, Hartland's common stock will become worthless and holders of Hartland's common stock will receive a nominal distribution, if any, upon Hartland's liquidation and dissolution.

Combination Suitability Standards

In its pursuit for a combination partner, Hartland's management intends to consider only combination candidates that are profitable or, in management's view, have growth potential. Hartland's management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate that does not furnish Hartland with audited financial statements for at least its most recent fiscal year and unaudited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. In the event such a combination candidate is engaged in a high technology business, Hartland may obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. Hartland's limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that Hartland will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent that Hartland is unable to obtain the advice or reports from experts, the risks of Any combined enterprise's being unsuccessful will be increased. Furthermore, to the knowledge of Hartland's officers and directors, neither the candidate nor any of its director, executive officers, principal shareholders or general partners:

         (1) Will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

         (2) Will have been subject to a temporary or permanent injunction or Restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

         (3) Will have been a defendant in a civil action, which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

Hartland's officer and director will make these determinations by asking pertinent questions of the management and/or owners of prospective combination Candidates. Such persons will also ask pertinent questions of others who may be involved in the combination negotiations or proceedings. However, Hartland's Officers and directors will not generally take other steps to verify independently information obtained in this manner, which is favorable. Unless something comes to their attention, which puts them on notice of a possible disqualification that is being concealed from them, such persons will rely on information received from the management of the prospective combination candidate and from others who may be involved in the combination proceedings.


Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements and Financial Statements begin on Page F-1


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; Compliance With Section 16 (a) of the Exchange Act

Yarek Bartosz was the sole director of the Company and has served as such since May 26, 1998. The Directors and Executive Officers of the Issuer, their ages and present positions held with the issuer are:

Name                Age           Position Held
----                ---           -------------
Yarek Bartosz       37            Chief Executive Officer,
                                  Chief Financial Officer,
                                  Secretary and Sole Director

The Issuer's Directors were elected May 26, 1998 and will serve in such capacity until the next annual meeting of the Issuer's shareholders or until their successors have been elected and qualified.

Gust C. Kepler was appointed Chief Executive Officer, Chief Financial Officer, and Secretary on September 29, 2002, when he purchased controlling stock from Yarek Bartosz. The Stock Purchase Agreement is incorporated herein by reference. Gust Kepler will be signing this filing as it is being filed retroactively.

Gust Kepler was appointed as a director of the Company on October 22, 2002.


Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company other than as set forth below, the Company is not aware of any person who at any time during the fiscal year ended December 31,2001 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.


Item 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation to the Chief Executive Officer and all other Officers and Employees earning more than $100,000 in any given year.


Summary Compensation Table

                                                  Long Term
                                                  Compensation-
                                  Annual          Securities
Name and                       Compensation       Underlying       All
Principal                    ----------------     Options or       Other
Position           Year      Salary     Bonus     Warrants         Compensation
-------------      ----      ------     -----     -------------    ------------


Yarek Bartosz      2001      $  --      $ --          --                --
 Chief             2000         --        --          --                --
Executive          1999         --        --          --                --
Officer

Stock Options

No Stock Options were issued to Officers.

Long Term Incentive Plans

None



Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of March 1, 2002, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below are necessary for a complete understanding of the figures provided below. As of March 1, 2002, there were 1,250,000 shares of Common Stock issued and outstanding.


                      Name and Address      Amount and Nature
Title of Class        of Beneficial Owner   of Beneficial Owner    Percent Class
--------------        -------------------   -------------------    -------------
Common Stock          Yarek Bartosz             1,173,000              93.84%
$0.0001 par value     9521 21st St
                      Calgary, Alberta
                      T2C4131 Canada


Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.


                                INDEX TO EXHIBITS




4        Stock Purchase Agreement between Yarek Bartosz and Gust Kepler***


99.1     CEO/CFO  Certification  pursuant to 18 U.S.C.  Section 1350 Pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to Form 8-K filed 10/11/2002


(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of the fiscal year ending December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 22nd day of October, 2002.


                                                       By /s/ Gust C. Kepler
                                                       ---------------------
                                                       President and CEO

                           Hartland Investments, Inc.

                          (A Development Stage Company)

                              Financial Statements

                                       and

                          Independent Auditors' Report

                     Years Ended December 31, 2001 and 2000

                                       and

            Period May 26, 1998 (inception) through December 31, 2001

                                    CONTENTS





AUDITORS' OPINION......................................................F-1

BALANCE SHEETS.........................................................F-2

STATEMENTS OF OPERATIONS...............................................F-3

STATEMENTS OF STOCKHOLDERS' EQUITY.....................................F-4

STATEMENTS OF CASH FLOWS...............................................F-5

NOTES TO FINANCIAL STATEMENTS..........................................F-6 - F-8

Independent Auditors' Report


Board of Directors and Stockholders
Hartland Investments, Inc.
Dallas, Texas


We have audited the accompanying balance sheets of Hartland Investments, Inc. (a development stage company) as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for the period May 26, 1998 (inception) through December 31, 2001 and the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hartland Investments, Inc. at December 31, 2001 and 2000, and the results of their operations and cash flows for the period May 26, 1998 (inception) through December 31, 2001 and the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As also discussed in Note 1 to the financial statements, the Company has a loss from operations and has no working capital that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Turner, Stone & Company, L.L.P.
Certified Public Accountants
October 16, 2002

                           HARTLAND INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000


                                     Assets
                                     ------


                                                          2001          2000
                                                       ----------    ----------

Current assets:

   Cash                                                $     --      $     --
                                                       ----------    ----------

         Total current assets                                --            --
                                                       ----------    ----------


Other assets                                                 --            --
                                                       ----------    ----------

                                                       $     --      $     --
                                                       ==========    ==========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:

    Stockholder advance                                $      823    $      823
                                                       ----------    ----------

      Total current liabilities                               823           823
                                                       ----------    ----------

Commitments and contingencies                                --            --

Stockholders' equity:

   Preferred stock, $.0001 par value,
       20,000,000 shares authorized, no
       shares issued and outstanding, no
       rights or preferences determined                      --            --
   Common stock, $.0001 par value,
       80,000,000 shares authorized,
       1,250,000 shares issued and outstanding                125           125
       Paid in capital                                        762           762
       Deficit accumulated during the
          development stage                                (1,710)       (1,710)
                                                       ----------    ----------

         Total stockholders' equity                          (823)         (823)
                                                       ----------    ----------

                                                       $     --      $     --
                                                       ==========    ==========




    The accompanying notes are an integral part of the financial statements.

                           HARTLAND INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                       AND PERIOD MAY 26, 1998 (INCEPTION)
                            THROUGH DECEMBER 31, 2001




                                                                     Cumulative
                                                                        From
                                             2001         2000       Inception
                                          ----------   ----------    ----------
Revenues                                  $     --     $     --      $     --

Operating expenses:

         General and administrative             --          1,000         1,710
                                          ----------   ----------    ----------

Operating loss                                  --         (1,000)       (1,710)
                                          ----------   ----------    ----------

Loss before income taxes                        --         (1,000)       (1,710)

Provision for income taxes                      --           --            --
                                          ----------   ----------    ----------

Net loss                                  $     --     $   (1,000)   $   (1,710)
                                          ==========   ==========    ==========



Net loss per share                        $     --     $     (.00)   $     (.00)













    The accompanying notes are an integral part of the financial statements.


                           HARTLAND INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               MAY 26, 1998 (INCEPTION) THROUGH DECEMBER 31, 2001






                                                                                         Additional
                                     Preferred Stock               Common Stock            Paid-In     Accumulated
                                  Shares         Amount         Shares        Amount       Capital       Deficit         Total
                               -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance at May 26, 1998               --      $      --             --     $      --     $      --     $      --      $      --

Issuance of common stock in
    exchange for cash                 --             --        1,250,000           125           762                          877

Net loss                                                                                                      (710)          (710)
                               -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance at December 31, 1999          --             --        1,250,000           125           762          (710)           177

Net loss                                                                                                    (1,000)        (1,000)
                               -----------    -----------    -----------   -----------   -----------   -----------    -----------

Balance at December 31, 2000          --             --        1,250,000           125           762        (1,710)          (823)

Net loss
                               -----------    -----------    -----------   -----------   -----------   -----------    -----------


Balance at December 31, 2001          --      $      --        1,250,000   $       125   $       762   $    (1,710)   $      (823)
                               ===========    ===========    ===========   ===========   ===========   ===========    ===========





    The accompanying notes are an integral part of the financial statements.


                           HARTLAND INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                       AND PERIOD MAY 26, 1998 (INCEPTION)
                            THROUGH DECEMBER 31, 2001

                                                                                         Cumulative
                                                                                            From
                                                                    2001         2000     Inception
                                                              ----------   ----------    ----------
Cash flows from operating activities:

         Cash to suppliers                                    $     --     $    1,000    $    1,710
                                                              ----------   ----------    ----------

                  Net cash used in operating activities             --         (1,000)       (1,710)
                                                              ----------   ----------    ----------

Cash flows from investing activities:

                  Net cash used for investing activities            --           --            --
                                                              ----------   ----------    ----------

Cash flows from financing activities:

         Issuance of common stock                                   --           --             827
         Stockholder advance                                        --            198           823
                                                              ----------   ----------    ----------

                  Net cash provided by financing activities         --            198         1,710
                                                              ----------   ----------    ----------

Net decrease in cash                                                --           (802)         --

Cash at beginning of year                                           --            802          --
                                                              ----------   ----------    ----------

Cash at end of year                                           $     --     $     --      $     --
                                                              ==========   ==========    ==========



                     Reconciliation of Net Loss to Net Cash
                        Provided by Operating Activities

Adjustments to reconcile net loss
         to cash used in operating activities:

         Net loss                                                   --         (1,000)       (1,710)
                                                              ----------   ----------    ----------

                  Total adjustments                                 --           --            --
                                                              ----------   ----------    ----------

Net cash used in operating activities                         $     --     $   (1,000)   $   (1,710)
                                                              ==========   ==========    ==========


    The accompanying notes are an integral part of the financial statements.

                           HARTLAND INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization and business
         -------------------------

Hartland Investments, Inc. (Hartland) was incorporated in the state of Delaware in May 1998. The business purpose of Hartland is to seek out and obtain an acquisition, merger or sale transaction whereby the stockholders will benefit. Hartland has voluntarily filed a registration statement with SEC and thus has become subject to SEC's reporting requirements under the Securities Act of 1934.

         Basis of presentation and going concern uncertainty
         ---------------------------------------------------

The financial statements of the Company have been prepared assuming the Company will continue as a going concern. However, the Company has incurred an initial operating loss and has no working capital. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund its operations. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that is will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         Cash flows
         ----------

For purposes of these statements cash includes demand deposits, time deposits and short-term cash equivalent investments with maturities of three months or less.

         Management estimates
         --------------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Loss per share
         --------------

For the years ended December 31, 2001 and 2000 and for the period May 26, 1998 through December 31, 2001, basic loss per share amounts are based upon 1,250,000, 1,250,000 and 1,244,621, respectively, weighted average shares of common stock outstanding.

                           HARTLAND INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

2.  CAPITAL STRUCTURE DISCLOSURES

         Preferred Stock
         ---------------

The Company's Articles of Incorporation authorize the Board of Directors to issue 20,000,000 preferred stock shares with a $.01 par value, of which no shares are currently issued and outstanding. As of this date, no series, rights or preferences have been determined.

         Common stock
         ------------

The Company's Articles of Incorporation authorize the Board of Directors to issue 80,000,000 common stock share with a $.0001 par value. At December 31, 2001 and 2000, 1,250,000 shares are issued and outstanding.

3.  COMMITMENTS AND CONTINGENCIES

The Company is not obligated under any noncancelable lease agreements, employment agreements or any other significant commitments or contingencies and it is not a party to any lawsuits or similar claims. The Company's office facilities are currently being provided without charge by the Company's president. The fair rental value of this space provided is not material.

4.  INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A reconciliation of income tax expense (benefit) at the statutory federal rate of 34% to income tax expense (benefit) at the Company's effective tax rate for the years ended December 31, 2001 and 2000 is as follows:

                                                         2001          2000
                                                     -----------   -----------

Tax expense (benefit) computed at statutory rate     $      --            (581)
                  Less valuation allowance                  --             581
                                                     -----------   -----------
                  Income tax expense (benefit)       $      --     $      --
                                                     ===========   ===========

                           HARTLAND INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



At December 31, 2001 and 2000, the Company had approximately $1,700 of net operating loss available to offset future taxable income. This carry forward expires in the year 2021 and creates the only component of the Company's deferred tax asset of approximately $580, which is fully offset by a valuation allowance. There are no deferred tax liabilities.

5.  FINANCIAL INSTRUMENTS

The Company's financial instruments, which potentially subject the Company to credit risks and none of which are held for trading purposes, consist of its cash. The Company maintains its cash in bank deposit accounts, which, at times, may exceed federally insured limits. The Company has not experienced any such losses in such accounts, and does not believe it is subject to any credit or other risks involving its cash.