Form 10QSB
period 2002-03-31
HARTLAND INVESTMENTS INC
filed 2002-11-08
CIK 1112912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2002

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 000-30473


                           Hartland Investments, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                               980221494
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification No.)


             14110 N. Dallas Parkway, Suite 130, Dallas, Texas 75254
             -------------------------------------------------------
                     (Address of principal executive office

                                 (972) 726-9203
                           ---------------------------
                           (Issuer's telephone number)

         Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ ] No [X]

As of March 31, 2002, 1,250,000 shares of Common Stock were outstanding.

                           HARTLAND INVESTMENTS, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                             MARCH 31, 2002 AND 2001


                                     Assets
                                     ------

                                                          2002          2001
                                                       ----------    ----------

Current assets:

   Cash                                                $     --      $     --
                                                       ----------    ----------

         Total current assets                                --            --
                                                       ----------    ----------


Other assets                                                 --            --
                                                       ----------    ----------

                                                       $     --      $     --
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

                           HARTLAND INVESTMENTS, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                            STATEMENTS OF OPERATIONS




                                                     Three             Three
                                                 Months Ended      Months Ended
                                                March 31, 2002    March 31, 2001
                                                --------------    --------------

Revenues                                        $         --      $         --

Operating expenses:

         General and administrative                       --                --
                                                --------------    --------------

Operating loss                                            --                --
                                                --------------    --------------

Loss before income taxes                                  --                --

Provision for income taxes                                --                --
                                                --------------    --------------

Net loss                                        $         --      $         --
                                                ==============    ==============



Net loss per share                                        --                --




















    The accompanying notes are an integral part of the financial statements.


                           HARTLAND INVESTMENTS, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001




                                                                  2002          2001
                                                              -----------   -----------

Cash flows from operating activities:

         Cash to suppliers                                    $      --     $      --
                                                              -----------   -----------

                  Net cash used in operating activities              --            --
                                                              -----------   -----------

Cash flows from investing activities:

                  Net cash used for investing activities             --            --
                                                              -----------   -----------

Cash flows from financing activities:

         Issuance of common stock                                    --            --
         Stockholder advance                                         --            --
                                                              -----------   -----------

                  Net cash provided by financing activities          --            --
                                                              -----------   -----------

Net decrease in cash                                                 --            --

Cash at beginning of year                                            --            --
                                                              -----------   -----------
Cash at end of year                                           $      --     $      --
                                                              ===========   ===========


                     Reconciliation of Net Loss to Net Cash
                        Provided by Operating Activities

Adjustments to reconcile net loss
         to cash used in operating activities:

         Net loss                                                    --            --
                                                              -----------   -----------

                  Total adjustments                                  --            --
                                                              -----------   -----------

Net cash used in operating activities                         $      --     $      --
                                                              ===========   ===========






    The accompanying notes are an integral part of the financial statements.

                           HARTLAND INVESTMENTS, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION
   ---------------------

The accompany unaudited condensed financial statements of Harland Investments, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

The information furnished herein reflects all adjustments and accruals that management believes is necessary to fairly state the operating results for the respective periods. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations of the Securities and Exchange Commission under item 310 of Regulation S-B. The notes to the condensed financial statements should be read in conjunction with the notes to the financials contained in the Company's Form 10-KSB for the year ended December 31, 2001. The Company's management believes that the disclosures are sufficient for interim financial reporting purposes. The results of operations for any interim period are not necessarily indicative of the results for the year.

2. LIQUIDITY
   ---------

The Company has incurred losses over the last two years and has no working capital. These conditions give rise to substantial doubt about the Company's ability to continue as a going concern. Management is continuing to seek additional equity capital to fund its operations. Management believes that these steps will provide the Company with adequate funds to sustain its growth and continued existence. There is, however, no assurance that the steps taken by management will meet all of the Company's needs or that is will continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
   ------------------------------------------


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

                           HARTLAND INVESTMENTS, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



4. CAPITAL STRUCTURE DISCLOSURES

         Preferred Stock

The Company's Articles of Incorporation authorize the Board of Directors to issue 20,000,000 preferred stock shares with a $.01 par value, of which no shares are currently issued and outstanding. As of this date, no series, rights or preferences have been determined.

         Common stock

The Company's Articles of Incorporation authorize the Board of Directors to issue 80,000,000 common stock share with a $.0001 par value. At March 31, 2001 and 2000, 1,250,000 shares are issued and outstanding.

5. INCOME TAXES
   ------------

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

At March 31, 2002 and 2001, the Company had approximately $1,700 of net operating loss available to offset future taxable income. This carry forward expires in the year 2021 and creates the only component of the Company's deferred tax asset of approximately $580, which is fully offset by a valuation allowance. There are no deferred tax liabilities.

6. COMMITMENTS AND CONTINGENCIES
   -----------------------------

The Company is not obligated under any noncancelable lease agreements, employment agreements or any other significant commitments or contingencies and it is not a party to any lawsuits or similar claims. The Company's office facilities are currently being provided without charge by the Company's president. The fair rental value of this space provided is not material.

Item 2.
-------

MANAGEMENTS   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  PLAN  OF
OPERATIONS

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

Caution Regarding Forward-Looking Information

This filing contains certain forward-looking statements and information relating to Hartland that are based on the beliefs of Hartland or its management as well as assumptions made by and information currently available to Hartland or its management. When used in this document, the words "Anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to Hartland or its management, are intended to identify forward-looking statements. Such statements reflect the current view of Hartland or its management regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, the forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

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

Plan of Business

General

While Hartland conducts its search to locate and combine with an existing Privately held company, it will depend on the continued financial support of Yarek Bartosz's, Sole Director of the Company.

The process for seeking a combination partner involves a strategic initiative search with several components in order to find the partner which best suits the Company's interests. A detailed financial analysis of the partner will be conducted on any potential combination partner. Analysis on the company's assets, liabilities, revenues, potential litigation, dividends, goodwill and business reputation in the community shall occur in order to solidify all the criteria sought after by the Company in a combination partner. The partners may be referred to the Company from other sources, found through research of the Company's officer and director.

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

                                     PART II
                                OTHER INFORMATION
Item 1.
-------

LEGAL PROCEEDINGS
Not applicable

Item 2.
-------

CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable

Item 3.
-------

DEFAULTS UPON SENIOR SECURITIES Not applicable

Item 4.
-------

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

Item 5.
-------

OTHER INFORMATION

In September of 2002 the company began operating as a record label. A record label produces, licenses, acquires, markets and distributes high quality recorded music for a variety of music formats.

Item 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
                                INDEX TO EXHIBITS

99.1     CEO/CFO  Certification  pursuant to 18 U.S.C.  Section 1350 Pursuant to section 906 of the Sarbanes-Oxley Act of 2002


(b) Reports on 8-K
         Not applicable


                                   SIGNATURES

         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      Hartland Investments, Inc.

Date:  October 22, 2002                               By /s/ Gust Kepler
                                                      ----------------------
                                                          Gust Kepler
                                                          President and CEO