Form 10QSB
period 2002-06-30
HARTLAND INVESTMENTS INC
filed 2002-11-08
CIK 1112912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2002

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 000-30473


                           Hartland Investments, Inc.
              ----------------------------------------------------
                 (Name of Small Business Issuer in its Charter)

           Delaware                                                980221494
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation of organization)                              Identification No.)

             14110 N. Dallas Parkway, Suite 130, Dallas, Texas 75254
        ----------------------------------------------------------------
                     (Address of principal executive office

                                 (972) 726-9203
                          ----------------------------
                           (Issuer's telephone number)

         Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ ] No [X ]

As of June 30, 2002, 1,250,000 shares of Common Stock were outstanding.

                           HARTLAND INVESTMENTS, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                             JUNE 30, 2002 AND 2001


                                     Assets
                                     ------

                                                           2002         2001
                                                         ---------    ---------

Current assets:

   Cash                                                  $    --      $    --
                                                         ---------    ---------

         Total current assets                                 --           --
                                                         ---------    ---------


Other assets                                                  --           --
                                                         ---------    ---------

                                                         $    --      $    --
                                                         =========    =========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:

   Stockholder advance                                   $     823    $     823
                                                         ---------    ---------

       Total current liabilities                               823          823
                                                         ---------    ---------

Commitments and contingencies                                 --           --

Stockholders' equity:

Preferred stock, $.0001 par value,
    20,000,000 shares authorized, no
    shares issued and outstanding, no
    rights or preferences determined                          --           --
Common stock, $.0001 par value,
    80,000,000 shares authorized,
    1,250,000 shares issued and outstanding                    125          125
    Paid in capital                                            762          762
    Deficit accumulated during the
       development stage                                    (1,710)      (1,710)
                                                         ---------    ---------

         Total stockholders' equity                           (823)        (823)
                                                         ---------    ---------


                                                         $    --      $    --
                                                         =========    =========


    The accompanying notes are an integral part of the financial statements.



                           HARTLAND INVESTMENTS, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001




                                          Three            Six            Three            Six
                                       Months Ended    Months Ended    Months Ended    Months Ended
                                      June 30, 2002   June 30, 2002   June 30, 2001   June 30, 2001
                                      -------------   -------------   -------------   -------------

Revenues                              $        --     $        --     $        --     $        --

Operating expenses:

         General and administrative            --              --              --              --
                                      -------------   -------------   -------------   -------------

Operating loss                                 --              --              --              --
                                      -------------   -------------   -------------   -------------

Loss before income taxes                       --              --              --              --

Provision for income taxes                     --              --              --              --
                                      -------------   -------------   -------------   -------------

Net loss                              $        --     $        --     $        --     $        --
                                      =============   =============   =============   =============



Net loss per share                             --              --              --              --


















    The accompanying notes are an integral part of the financial statements.


                           HARTLAND INVESTMENTS, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001




                                                                   2002           2001
                                                              ------------   ------------
Cash flows from operating activities:

         Cash to suppliers                                    $       --     $       --
                                                              ------------   ------------

                  Net cash used in operating activities               --             --
                                                              ------------   ------------

Cash flows from investing activities:

                  Net cash used for investing activities              --             --
                                                              ------------   ------------

Cash flows from financing activities:

         Issuance of common stock                                     --             --
         Stockholder advance                                          --             --
                                                              ------------   ------------

                  Net cash provided by financing activities           --             --
                                                              ------------   ------------

Net decrease in cash                                                  --             --

Cash at beginning of year                                             --             --
                                                              ------------   ------------
Cash at end of year                                           $       --     $       --
                                                              ============   ============


                     Reconciliation of Net Loss to Net Cash
                        Provided by Operating Activities

Adjustments to reconcile net loss
         to cash used in operating activities:

         Net loss                                                     --             --
                                                              ------------   ------------

                  Total adjustments                                   --             --
                                                              ------------   ------------

Net cash used in operating activities                         $       --     $       --
                                                              ============   ============







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

         Common stock

The Company's Articles of Incorporation authorize the Board of Directors to issue 80,000,000 common stock share with a $.0001 par value. At June 30, 2001 and 2000, 1,250,000 shares are issued and outstanding.

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

At June 30, 2002 and 2001, the Company had approximately $1,700 of net operating loss available to offset future taxable income. This carry forward expires in the year 2021 and creates the only component of the Company's deferred tax asset of approximately $580, which is fully offset by a valuation allowance. There are no deferred tax liabilities.

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

                                                      Hartland Investments, Inc.

Date:  October 22, 2002                               By /s/ Gust Kepler
                                                      ------------------
                                                      Gust Kepler
                                                      President and CEO