Form 10QSB
period 2002-09-30
HARTLAND INVESTMENTS INC
filed 2002-11-08
CIK 1112912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2002

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

         Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ ] No [X ]

As of September 30, 2002, 1,250,000 shares of Common Stock were outstanding.

                           HARTLAND INVESTMENTS, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2002 AND 2001


                                     Assets
                                     ------

                                                           2002         2001
                                                         ---------    ---------

Current assets:

   Cash                                                  $   1,500    $    --
   Prepaid expenses                                          3,000         --
                                                         ---------    ---------

         Total current assets                                4,500         --
                                                         ---------    ---------


Other assets                                                  --           --
                                                         ---------    ---------

                                                         $   4,500    $    --
                                                         =========    =========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:

         Accounts payable, trade                         $   2,275    $    --
         Stockholder advance                                 5,323          823
                                                         ---------    ---------

              Total current liabilities                      7,598          823
                                                         ---------    ---------

Commitments and contingencies                                 --           --

Stockholders' equity:

   Preferred stock, $.0001 par value,
       20,000,000 shares authorized, no
       shares issued and outstanding, no
       rights or preferences determined                       --           --
   Common stock, $.0001 par value,
       80,000,000 shares authorized,
       1,250,000 shares issued and outstanding                 125          125
       Paid in capital                                         762          762
       Deficit accumulated during the
          development stage                                 (3,985)      (1,710)
                                                         ---------    ---------

         Total stockholders' equity                         (3,098)        (823)
                                                         ---------    ---------


                                                         $   4,500    $    --
                                                         =========    =========


    The accompanying notes are an integral part of the financial statements.


                           HARTLAND INVESTMENTS, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002




                                               Three            Nine             Three            Nine
                                           Months Ended     Months Ended     Months Ended     Months Ended
                                           Sep. 30, 2002    Sep. 30, 2002    Sep. 30, 2001    Sep. 30, 2001
                                           -------------    -------------    -------------    -------------

Revenues                                   $        --      $        --      $        --      $        --

Operating expenses:

         General and administrative                2,275            2,275             --               --
                                           -------------    -------------    -------------    -------------

Operating loss                                    (2,275)          (2,275)            --               --
                                           -------------    -------------    -------------    -------------

Loss before income taxes                          (2,275)          (2,275)            --               --

Provision for income taxes                          --               --               --               --
                                           -------------    -------------    -------------    -------------

Net loss                                   $      (2,275)   $      (2,275)   $        --      $        --
                                           =============    =============    =============    =============



Net loss per share                         $       (.002)   $       (.002)   $       (.000)   $       (.000)



















    The accompanying notes are an integral part of the financial statements.


                           HARTLAND INVESTMENTS, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001




                                                                  2002           2001
                                                              -----------    -----------
Cash flows from operating activities:

         Cash to suppliers                                    $     3,000    $      --
                                                              -----------    -----------

                  Net cash used in operating activities            (3,000)          --
                                                              -----------    -----------

Cash flows from investing activities:

                  Net cash used for investing activities             --             --
                                                              -----------    -----------

Cash flows from financing activities:

         Stockholder advance                                        4,500           --
                                                              -----------    -----------

                  Net cash provided by financing activities         4,500           --
                                                              -----------    -----------

Net increase in cash                                                1,500           --
Cash at beginning of year                                            --             --
                                                              -----------    -----------
Cash at end of year                                           $     1,500    $      --
                                                              ===========    ===========


                     Reconciliation of Net Loss to Net Cash
                        Provided by Operating Activities

Adjustments to reconcile net loss
         to cash used in operating activities:

         Net loss                                                  (2,275)          --
                                                              -----------    -----------

         Increase in prepaid expenses                              (3,000)          --
         Increase in accounts payable                               2,275           --
                                                              -----------    -----------

                  Total adjustments                                  (725)          --
                                                              -----------    -----------

Net cash used in operating activities                         $    (3,000)   $      --
                                                              ===========    ===========






    The accompanying notes are an integral part of the financial statements.

                           HARTLAND INVESTMENTS, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION
   ---------------------
The accompany unaudited condensed financial statements of Hartland Investments, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

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



4. CAPITAL STRUCTURE DISCLOSURES
   -----------------------------

         Preferred Stock

The Company's Articles of Incorporation authorize the Board of Directors to issue 20,000,000 preferred stock shares with a $.01 par value, of which no shares are currently issued and outstanding. As of this date, no series, rights or preferences have been determined.

         Common stock

The Company's Articles of Incorporation authorize the Board of Directors to issue 80,000,000 common stock shares with a $.0001 par value. At September 30, 2001 and 2000, 1,250,000 shares are issued and outstanding.

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

At September 30, 2002 and 2001, the Company had approximately $1,700 of net operating loss available to offset future taxable income. This carry forward expires in the year 2021 and creates the only component of the Company's deferred tax asset of approximately $580, which is fully offset by a valuation allowance. There are no deferred tax liabilities.

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

Discussion of Financial Condition

Hartland currently has no revenues, and minimal assets. Hartland will remain illiquid until such time as significant capital is raised to fund operations. No prediction of the future financial condition of Hartland can be made.

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

The company is in the start-up phase of this change in operations and due to the lack of revenues must rely on securing substantial alliances with established distributors of recorded music, producers, and artist management companies. The company is currently relying on the personal financing of Gust Kepler, President and CEO. If the company is unable to raise capital in the near future it will be impossible to continue operating as a record label.

Once capital is raised and significant business alliances made, the company plans to use conventional marketing strategies to promote its recordings and artists. These methods include radio, print, video, and tour support.

RISK FACTORS

         WE NEED SUBSTANTIAL ADDITIONAL CAPITAL TO CONTINUE OPERATIONS.

         Since Hartland's inception, we have funded operations out of capital raised from investors and the personal financing from Gust Kepler, President and CEO. We have generated no sales revenues. Unless we are able to raise additional capital to continue to fund operations until we generate revenues, we will go out of business.

         OUR SUCCESS AS AN INDEPENDENT LABEL IS DEPENDENT ON OUR UNPROVEN ABILITY TO IDENTIFY AND PUT UNDER CONTRACT RECORDING ARTISTS THAT BECOME POPULAR WITH THE PUBLIC.

         We believe that our future success as an independent record label depends on our ability to secure agreements with artists. Our business will be adversely affected by any of the following.

         o        Inability to recruit artists;
         o        Our artists do not achieve popularity;
         o        Poor performance or negative publicity of our artists

         Our success is dependent upon our ability to identify recording artists and markets with growth potential and the ability to promote such artists as they gain acceptance and become popular with the consuming public.

         INTELLECTUAL PROPERTY CLAIMS AGAINST US COULD BE COSTLY AND COULD RESULT IN SIGNIFICANT RIGHTS.

         Third parties may assert trademark, copyright, patent and other types of infringement or unfair competition claims against us. If we are forced to defend against any such claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, loss of access to, and use of, content, diversion of technical and management personnel, product shipment delays. As a result of such a dispute, we may have to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may be unavailable on terms acceptable to us, or at all. If there is a successful claim of infringement against us, it could harm our business.

         WE HAVE A LIMITED TARGET MARKET FOR OUR MUSIC.

         We plan to sign artists primarily in alternative/rock music genre. Changing audience tastes in music could result in a decrease in the popularity of this type of music. If this occurs, we may never achieve any significant revenues.

         WE WILL CONTRACT WITH OTHERS TO MANUFACTURE OUR RECORDS, OVER WHOM WE HAVE NO CONTROL.

         Hartland is dependent on contract manufactures to make our records. We could experience delays in delivery of our product resulting in reduced sales and other events, which may have a negative effect on our revenues.

         WE ARE A VERY SMALL ENTITY THAT MUST COMPETE WITH MANY MUCH LARGER COMPANIES.

         The recording industry is highly competitive, and our success depends on our ability to attract and promote artists. There can be no assurance that we will be able to attract artists, or, if we are able to attract such talent, that we will be able to develop that talent successfully or in such a manner that significant sales of artist product results.

         We are a very small company in a huge industry. Many of our competitors are in the record label industry have been in existence for a substantially longer period that we and most have much greater financial, marketing, personnel and other resources than Hartland.

         WE ARE ESSENTIALLY A ONE-MAN CORPORATION AT THIS TIME.

         Our success substantially depends on the abilities and continued contributions of our President and Chief Executive Officer, Gust C. Kepler. The loss of Mr. Kepler's services would have a material adverse affect on us. Further, there can be no assurance that we will be able to attract additional qualified employees or artists. Mr. Kepler founded Hartland and is essential to its growth.

         WE WILL RECOUP THE FINANCIAL ADVANCES FOR RECORDING COSTS THAT WE MAKE TO OUR ARTIST ONLY IF THEY ARE SUCCESSFUL.

         As aforesaid, Hartland's proposed recording contracts with future artists requires that Hartland pays advances consistent with industry standards to secure the services of future artists. Should the artist's album not sell well, or should the artist fail to produce an album, the amount of the advance already paid to record the artists is generally not recovered. There can be no assurance that we will be able to attract additional artists, or, if we are able to attract such talent, that Hartland will be able to develop that talent successfully or in such a manner that significant sales of artist product results. There can also be no assurance that any of the recordings will produce sales revenue for Hartland, or if they do, that such revenue will be sufficient to recoup recording costs.

         CONSUMERS USE DISCRETIONARY FUNDS TO BUY RECORDS. AN ECONOMIC SLOWDOWN WILL BE BAD FOR BUSINESS.

         Hartland's results of operations will be adversely affect by economic downturns, as its business is dependent on discretionary spending, which decreases during periods of economic slowdown.

         HARTLAND COMPETES WITH OTHER ENTERTAINMENT PROVIDERS FOR DISCRECTIONARY SPENDING.

         Hartland faces intense competition for discretionary consumer spending from numerous other record companies and other forms of entertainment offered by film companies, video companies and others. If we fail effectively with these much larger providers, we will not succeed.

         MANY CONSUMERS ARE DOWNLOADING RECORDS FROM THE INTERNET FOR FREE, WHOLLY AVOIDING PAYMENTS TO RECORD COMPANIES LIKE HARTLAND.

         Companies such as Napster, have allowed consumers to acquire music online for free. Whether or not this practice is unlawful, if it continues to grow, our business will be adversely affected.

         HARTLAND HAS 33 SHAREHOLDERS. WE ANTICIPATE THAT THERE WILL NOT BE, INITIALLY, ACTIVE TRADING OF OUR STOCK.

         We anticipate that there will not be a public market of any significance for our common stock and no assurance can be given that any trading market of any significance will develop in the foreseeable future, if at all. No assurance can be given that purchasers of common stock will later be able to sell those shares on favorable terms or at all. Hartland Investments, Inc. is not obligated to create or support a secondary market in our shares.

         HARTLAND HAS NEVER PAID DIVIDENDS AND ANTICIPATES NOT PAYING DIVIDENDS FOR THE FORSEEABLE TIME.

         Hartland has never paid dividends on its common stock. Our ability to pay dividends on the shares is limited to our ability to earn sufficient income. Payment of dividends is subject to the discretion of Hartland's Board of Directors. The Board of Directors has not formulated a policy regarding payment of dividends. No dividends will be paid for the foreseeable future.

         SUBSTANTIAL SALES OF OUR COMMON STOCK COULD CAUSE OUR STOCK PRICE TO FALL.

         If our stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity-related securities in the future at a time and price that we deem appropriate.

         COMPETITION

         The music industry is highly competitive and comprised of approximately six major recorded music companies which dominate the 12 to 14 billion dollar recording industry along with their subsidiary labels: (1) Time/Warner; (2) Sony Music Group; (3) Bertelsmann Music Group; (4) Polygram; (5) Thorn-EMI; and (6) Universal Records Group. In addition, there are many smaller independent labels.

         We believe our principal competitors are other independent labels and music related websites. Many of the competing labels are larger than Hartland and have greater financial resources and distribution capabilities. We anticipate that competition for sales of recordings, merchandise and live show tickets will be based almost entirely upon the popularity of the artist and the particular recording. The number of units sold depends on the demand for a particular recording. Similarly, sales prices for merchandising of clothing and collectibles are set at levels within industry norm and the volume determined by the popularity of the artist. Competition and pricing for the sale of copyrighted works are determined on a case-by-case basis, also dependent on the popularity of the artist.


Regulations

Hartland management does not foresee any material effects of federal, state or local regulation on any aspect of Hartland's operations. However, as discussed under Risk Factors above, changes in laws or regulations may adversely affect our operations.

                                     PART II
                                OTHER INFORMATION
Item 1.
-------

LEGAL PROCEEDINGS
Not applicable

Item 2.
-------

CHANGES IN SECURITIES AND USE OF PROCEEDS
Not applicable

Item 3.

DEFAULTS UPON SENIOR SECURITIES
Not applicable

Item 4.
-------

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable

Item 5.
-------

OTHER INFORMATION

Not Applicable

Item 6.
-------

EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits


                                INDEX TO EXHIBITS

4        Stock Purchase Agreement between Yarek Bartosz and Gust Kepler*

99.1     CEO/CFO  Certification  pursuant to 18 U.S.C.  Section 1350 Pursuant to section 906 of the Sarbanes-Oxley Act of 2002

* Incorporate by reference to Form 8-K filed 10/11/2002

(b) Reports on 8-K

8-K dated 9/29/2002, filed 10/11/2002 stating change in control of the Company. Gust Kepler is now 92.7% owner of the Company with 1,157,900 shares. And stating change in officers as Yarek Bartosz resigned as the Company's President, Vice
President, and Secretary, and Gust Kepler was appointed President, Vice President, and Secretary.

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