Form 10KSB
period 2002-12-31
G2 COMPANIES INC
filed 2003-11-05
CIK 1112912

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934
                   For the Fiscal Year ended December 31, 2002

           [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACTS OF 1934

                               G2 COMPANIES, INC.

        (Exact name of Small Business Issuer as specified in its charter)

         Texas                          0-32585                  980221494
----------------------------         ----------------        -------------------
(State or other jurisdiction         (Commission File          (IRS Employer
     of Incorporation)                    Number)            Identification No.)

              9521 21st Street                       (403) 720-0613
         Calgary, Alberta  T2C4131
                  Canada

  (Address of Principal Executive Offices)     (Issuer's telephone number)

Securities registered under Section 12(b) of the Act: none

Securities registered under Section 12 (g) of the Act: COMMON, par value $.001

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Company was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes ( )  No (X)

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Yes ( )  No ( )

State issuer's revenues for the most recent fiscal year: Zero

The issuer's stock is not currently trading.

The number of shares outstanding of the issuer's Common Stock, $.0001 par value, as of October 26, 2003 was 1,250,000 shares.

                             Index to Annual Report


                                     PART I


ITEM 1 BUSINESS                                                          Page 3

ITEM 2 PROPERTIES                                                        Page 4

ITEM 3 LEGAL PROCEEDINGS - G2 COMPANIES, INC.                            Page 4

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               Page 4


                                     PART II


ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS                                               Page 5

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS                              Page 5

ITEM 7 FINANCIAL STATEMENTS                                              Page 12

            Independent Auditors Report                                  Page 13
            Balance Sheet                                                Page 14
            Statement of Operations                                      Page 15
            Stockholders Deficit                                         Page 16
            Statement of Cash Flows                                      Page 17
            Notes to Financial Statements                                Page 18

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
       ON ACCOUNTING AND FINANCIAL DISCLOSURE                            Page 21


                                    PART III


Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
       COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT                 Page 21

ITEM 10 EXECUTIVE COMPENSATION                                           Page 21

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   Page 22

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                   Page 22

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K                                 Page 22

99.01 Certifications                                                     Page 23

INTRODUCTION

This report contains forward-looking statements and the Company's actual results could differ materially from those anticipated in these forward looking statements as a result of numerous factors, including those set forth below and elsewhere in this report.

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

G2 Companies, Inc. (herein "G2 Companies, Inc." of "Company") was incorporated on May 26, 1998 under the laws of the State of Delaware. The original purpose of G2 Companies, Inc. was to seek out and obtain an acquisition merger or outright sale transaction, whereby its shareholders would benefit. On September 26, 2002 G2 began operating as an independent record label. On April 1, 2003 a sale of assets and assumption of liabilities took place where by G2 Ventures, Inc. (a Texas Corporation) acquired all of the operations and assumed all of the liabilities of G2 Companies, Inc.. G2 Companies, Inc. has ceased all business activities.

G2 Companies, Inc. currently has no employees.

ITEM 2 DESCRIPTIONS OF PROPERTIES

The Company was obligated under a non-cancelable operating lease for its Dallas office, which expired on April 30, 2003. This lease did not contain a renewal option. For the years ended December 31, 2002 and 2001 and for the period May 26, 1998 (inception) through December 31, 2002, rental expense totaled $3,400, $0 and $3,400, respectively. Subsequent to April 30, 2003, the Company is using office space provided by its majority stockholder without charge. However, the fair value of the space provided is not material.

ITEM 3 LEGAL PROCEEDINGS - G2 COMPANIES, INC.

There are no material pending cases involving the Company.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 13, 2002, by unanimous consent of the majority stockholder, the Company changed its name from Hartland Investments, Inc. to G2 Companies, Inc.




PART II

ITEM 5 MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET

The Company's Common Stock is not quoted on any exchange and has no symbol.

NUMBER OF SHAREHOLDERS AND TOTAL OUTSTANDING SHARES

SHAREHOLDERS

According to the records of the Company's transfer agent, there were 32 holders of record who held 1,250,000 shares of the Company's Common Stock on December 31, 2002.

DIVIDENDS

The Company has not historically paid cash dividends. The Company does not anticipate paying any cash dividends in the foreseeable future.

PREFERRED SHARES

NONE

OPTIONS

NONE

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis should be read in conjunction with G2 Companies, Inc.'s financial statements and the notes associated with them as set forth elsewhere in this document. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. This discussion represents only the best present assessment by the management of G2 Companies, Inc.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report that are not historical fact are "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995. The words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "believes," "estimates," "projects" or similar expressions are intended to identify these forward-looking statements. These statements are subject to risks and uncertainties beyond our reasonable control that could cause our actual business and results of operations to differ materially from those reflected in our forward-looking statements. The safe harbor provisions provided in the Securities Litigation Reform Act do not apply to forward-looking statements we make in this report. Forward-looking statements are not guarantees of future performance. Our forward-looking statements are based on trends which we anticipate in our industry and our good faith estimate of the effect on these trends of such factors as industry capacity, product demand and product pricing. The inclusion of projections and other forward-looking statements should not be regarded a representation by us or any other person that we will realize our projections or that any of the forward-looking statements contained in this prospectus will prove to be accurate.

Between September 26, 2002 and April 1, 2003 G2 began operations as an independent record label. During that period the plan of business was described below. As of April 1, 2003, all business activities has ceased. G2 Companies, Inc. has no assets or liabilities.

Plan of Business

Discussion of Financial Condition

G2 Companies currently has no revenues, and minimal assets. G2 Companies will remain illiquid until such time as significant capital is raised to fund operations. No prediction of the future financial condition of G2 Companies can be made.

Due to the lack of sustaining operations from inception, G2 Companies is considered in the development stage and, as such, has generated no significant operating revenues. Accordingly, G2 Companies is dependent upon its current management and/or significant shareholders and future offerings to provide sufficient working capital to preserve the integrity of the corporation during this phase.

General

In September of 2002, G2 Companies began operating as a record label. A record label produces, licenses, acquires, markets and distributes high quality Recorded music for a variety of music formats.

G2 Companies is in the start-up phase of this change in operations and due to the lack of revenues must rely on securing substantial alliances with established distributors of recorded music, producers, and artist management companies. G2 Companies currently relies on the personal financing of Gust Kepler, President and CEO. If G2 is unable to raise capital in the near future it will be impossible to continue operating as a record label. Once capital is raised and significant business alliances made, we plan to use conventional marketing strategies to promote our recordings and artists. These methods include radio, print, video, internet marketing and tour support. There can be No assurance that we will succeed.

BUSINESS

G2 Companies is in the start-up phase of becoming an independent record label. To achieve any degree of success, of which there is no certainty, G2 Companies must secure alliances with established distributors of recorded music, producers and artist management companies. We currently rely on the financing of Mr. Kepler to fund these start-up activities.

Our target artists are primarily in the alternative/rock music genre. Alternative rock is a broad genre of music utilizing elements of traditional rock music in conjunction with other styles of popular music. Examples would include artists like Red Hot Chili Peppers, Nirvana, U2, Radiohead, Weezer, and REM.

If we sign additional artists to our label, we will contract the manufacture of our records, primarily in CD format, to third party manufacturers, on a purchase order basis. We do not have any agreement with a specific manufacturer. If we need records, we will be quoted a price for a specific number and place the Order to meet our requirements. We believe there are many record manufacturers which are able to manufacture records for our artists. .

Our strategy for growth in the recorded music business is based on: (i) selling diversified recorded music offerings in formats with growth potential;
(ii)introducing records by established artists with a history of successful releases; and (iii) acquiring master recordings and music publishing rights from other record companies at attractive prices. We expect to derive our income from a variety of sources, all of which are related to the production and distribution of recorded music and associated logo merchandise. We will take a hands on approach as an executive producer in Overseeing the production of a record from start to finish which includes selection of artist's material, engaging a musical producer and or engineer, obtaining studio time, mastering recordings, and designing artwork and packaging for the finished product. G2

Companies plans to generate additional revenue from the design, manufacture and sale of merchandise, including clothing and collectibles, via licensing agreements with our artists. As a function of distributing a record, G2 Companies produces and promotes concerts and live shows featuring our artists. We do not currently represent artists in a management capacity, but will provide advice and guidance, which is to the mutual benefit of the artists and the label. G2 Companies plans to generate revenue from the design, manufacture and sale of merchandise, including clothing and collectibles, via licensing agreements with our artists. As an additional potential form of revenue, we may be engaged in licensing activities involving the granting of rights to third parties in the master recordings and compositions we own.

Competition

The music industry is highly competitive and comprised of approximately 6 major recorded music companies which dominate the 12 to 14 billion dollar recording Industry along with their subsidiary labels: (1) Time/Warner; (2) Sony Music Group; (3) Bertelsmann Music Group; (4) Polygram; (5) Thorn-EMI; and (6) Universal Records Group. In addition, there are many smaller independent labels.

We believe our principal competitors are other major and independent record labels. Many of the competing labels are larger than G2 Companies and have greater financial resources and distribution capabilities. We anticipate that competition for sales of recordings, merchandise and live show tickets will be based almost entirely upon the popularity of the artist and the particular recording. The number of units sold depends upon the demand for a particular recording. Similarly, sales prices for merchandising of clothing and collectibles are set at levels within the industry norm and the volume determined by the popularity of the artist. Competition and pricing for the sale of copyrighted works are determined on a case-by-case basis, also dependent on the popularity of the artist.

G2 Companies intends to utilize radio promotion, in store point of purchase vehicles, radio advertising, internet marketing and industry media to promote artists. G2 Companies anticipates selling products at live concert venues and to utilize independent record promoters to assist in obtaining radio air play in major markets to increase product awareness and sales. Additionally, we intend to work with distributors to implement promotions at retail sites to increase product sales. With respect to our competitors, G2 Companies has not, and will not, rule out a joint venture with a major label in the event such an arrangement would benefit us financially in the long term.

Introduction to the Artists

We currently have two artists under contract. They are Jeremiah Donnelly and One Up.

Jeremiah Donnelly

Jeremiah Donnelly, 25, is a singer-songwriter specializing in alternative rock and pop rock, having previously held the title of lead vocalist for alt-rock band Track 10, Jeremiah already commands a dedicated following of fans. With a youthful image and innovative sound, Jeremiah's roots, rock and blues influences include him in a genre among artists such as Jack Johnson, Pete Yorn and John Mayer.

One Up

One Up is a five member band. One Up's music creatively mixes elements of metal, hip-hop, alternative, hardcore and rap to concoct a unique techno-rock hybrid for an original and marketable sound. Combining influences that range from Metallica and Nine Inch Nails to Outkast and Dr. Dre', One Up's diverse tastes and exceptional talent keep current with a fresh sound and modern edge.

MARKETING STRATEGIES

Because of our limited resources and two artists under contract, our marketing strategies have not been implemented. However, if we are able to obtain the necessary financial resources and an artist that we sign becomes popular, these are the strategies that we intend to utilize.

Conventional Marketing Strategies

G2 Companies intends to utilize conventional marketing vehicles used by record labels to promote their artists. These vehicles include radio promotion and advertising, print advertising, and music videos.

Radio Promotions

G2 Companies plans to hire an independent record promoter to promote a selected artist in strategic markets. The record promoter acts as a liaison between G2 Companies and the program directors at various radio stations. The ultimate goal of a record promoter is to obtain airplay for the artist. The industry term for repeat air play is "being in rotation". Once an artist is in rotation in a market, we believe that the continuous exposure when coupled with other marketing strategies will drive record sales.

Radio Advertising

G2 Companies may also advertise an artist by purchasing radio spots advertising the artists products and or upcoming performances in various target markets. Many times the product of an artist is advertised in conjunction with a live show. G2 Companies intends to use this strategy in pilot markets and plans to expand this form of advertising to multiple markets.

Print Media

G2 Companies may elect to promote its artists using various print media. Examples of print media include posters, flyers, stickers, billboards, advertisements in music publications, and advertisements in industry or general publications.

Music Videos

We may elect to promote our artist via music videos. Music videos are an effective tool to introduce a band to the public. Many television shows specialize in music videos such as MTV and VH1. G2 Companies also anticipates the formation of many Internet video programs as streaming video technology Continues to improve. Music videos are a very effective way of introducing the artist's image and music to a large target audience.

Tour Support

G2 Companies believes, based on the experience of Mr. Kepler, that one of the best marketing strategies to promote an artist is live performances. It is often necessary for an artist to tour on a regional or national level to build a following and increase its fan base. G2 Companies will assist its artists with tour support and related promotions. Tour support includes paying recoupable transportation and lodging costs, artist per Diem, promotional expenses not always covered by revenue generated from the live performances.

Retail Marketing

As with each of the above-discussed conventional marketing strategies, we will be able to implement the following retail marketing strategies only if we raise substantial additional capital. There is no assurance that we will be able to raise any additional capital.

Combination Suitability Standards

In its pursuit for a combination partner, G2 Companies, Inc.'s management intends to consider only combination candidates that are profitable or, in management's view, have growth potential. G2 Companies, Inc.'s management does not intend to pursue any combination proposal beyond the preliminary negotiation stage with any combination candidate that does not furnish G2 Companies, Inc. with audited financial statements for at least its most recent fiscal year and un-audited financial statements for interim periods subsequent to the date of such audited financial statements, or is in a position to provide such financial statements in a timely manner. In the event such a combination candidate is engaged in a high technology business, G2 Companies, Inc. may obtain reports from independent organizations of recognized standing covering the technology being developed and/or used by the candidate. G2 Companies, Inc.'s limited financial resources may make the acquisition of such reports difficult or even impossible to obtain and, thus, there can be no assurance that G2 Companies, Inc. will have sufficient funds to obtain such reports when considering combination proposals or candidates. To the extent that Hartland is unable to obtain the advice or reports from experts, the risks of any combined enterprise's being unsuccessful will be increased. Furthermore, to the knowledge of G2 Companies, Inc.'s officers and directors, neither the candidate nor any of its director, executive officers, principal shareholders or general partners:

     1. Will have been convicted of securities fraud, mail fraud, tax fraud, embezzlement, bribery, or a similar criminal offense involving misappropriation or theft of funds, or be the subject of a pending investigation or indictment involving any of those offenses;

     2. Will have been subject to a temporary or permanent injunction or Restraining order arising from unlawful transactions in securities, whether as issuer, underwriter, broker, dealer, or investment advisor, may be the subject of any pending investigation or a defendant in a pending lawsuit arising from or based upon allegations of unlawful transactions in securities; or

     3. Will have been a defendant in a civil action, which resulted in a final judgment against it or him awarding damages or rescission based upon unlawful practices or sales of securities.

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

Company's History

G2 Companies, Inc. was incorporated on May 26, 1998 under the laws of the State of Delaware. On June 1, 1998 the Company issued 1,173,000 shares of its $0.0001 par value common stock for services of $117.00. On October 30, 1998 the Company issued 77,000 shares of its $0.0001 par value common stock for $770.00 in cash.

Discussion of Financial Condition

G2 Companies, Inc. currently has no revenues, no operations and owns no assets. G2 Companies, Inc. will remain illiquid until such time as a business combination transaction occurs, if ever. No prediction of the future financial condition of G2 Companies, Inc. can be made.

Due to the lack of sustaining operations from inception, G2 Companies, Inc. is considered in the development stage and, as such, has generated no significant operating revenues. Accordingly, G2 Companies, Inc. is dependent upon its current management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporation during this phase.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

REVENUES

The company did not produce any revenue in period ending December 31, 2002.

COSTS AND EXPENSES

The company incurred losses from operations for the twelve months ended December 31, 2002 of $40,739 as compared to losses of $0 for the same period last year. The increase in costs is associated with the development of day to day operations of the Company, of which the company did not have any in 2001.

For the twelve months ended December 31, 2002, the Company incurred General and Administrative costs of $40,739 and no Depreciation and Amortization costs as compared to $0 and none, respectively for the same period last year.

CAPITAL EXPENDITURES

We do not have any expenditures planned for 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company has historically sustained substantial losses from operations. Any current or future demand for cash could severely effect the decisions of management in pursuit of its business plan. The Company currently does not maintain cash on hand to sustain operations and relies upon the capital and cash contributions of it Board of Directors from time to time to meet certain cash demands of the Registrant.

On April 1, 2003 a sale of all assets and an assumption of liabilities took place where by G2 Ventures, Inc. (a Texas Corporation) acquired all of the operations of G2 Companies, Inc.

ITEM 7 FINANCIAL STATEMENTS









                               G2 Companies, Inc.

                          (A Development Stage Company)

                              Financial Statements

                                       and

                          Independent Auditors' Report

                     Years Ended December 31, 2002 and 2001

                       and period May 26, 1998 (Inception)

                            through December 31, 2002

                          Independent Auditors' Report
                          ----------------------------


Board of Directors and Stockholders
G2 Companies, Inc.
Dallas, Texas


We have audited the accompanying balance sheets of G2 Companies, Inc. (formerly G2 Companies, Inc.) (a development stage company) as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit, and cash flows for each of the years then ended and for the period May 26, 1998 (inception) through December 31, 2002. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of G2 Companies, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years then ended and for the period May 26, 1998 (inception) through December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a loss from operations and has no working capital both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Turner, Stone & Company, L.L.P.
Certified Public Accountants
October 24, 2003

                               G2 COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001



                                     Assets
                                     ------

                                                        2002           2001
                                                     -----------    -----------

Current assets:
    Cash                                             $     3,606    $      --
                                                     -----------    -----------

         Total current assets                              3,606           --

Other assets                                                --             --
                                                     -----------    -----------

                                                     $     3,606    $      --
                                                     ===========    ===========

                      Liabilities and Stockholders' Deficit
                      -------------------------------------

Current liabilities:
    Accounts payable, trade                          $     6,549    $      --
    Stockholder advance                                   20,000            823
                                                     -----------    -----------

         Total current liabilities                        26,549            823
                                                     -----------    -----------

Commitments and contingencies                               --             --

Stockholders' deficit:
    Preferred stock, $.0001 par value,
        20,000,000 shares authorized, no
        shares issued and outstanding, no
        rights or preferences determined                    --             --
    Common stock, $.0001 par value,
        80,000,000 and 0, respectively,
        shares authorized, 1,250,000
        shares issued and outstanding                        125            125
        Paid in capital in excess of par                  19,381            762
        Deficit accumulated during the
           development stage                             (42,449)        (1,710)
                                                     -----------    -----------

         Total stockholders' deficit                     (22,943)          (823)

                                                     $     3,606    $      --
                                                     ===========    ===========





    The accompanying notes are an integral part of the financial statements.

                               G2 COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                       AND PERIOD MAY 26, 1998 (INCEPTION)
                            THROUGH DECEMBER 31, 2002





                                                                     Cumulative
                                                                        From
                                            2002          2001       Inception
                                         ----------    ----------    ----------
Revenues                                 $     --      $      --     $     --

Operating expenses:

         General and administrative          40,739           --         42,449
                                         ----------    ----------    ----------

Loss before income taxes                    (40,739)          --        (42,449)

Provision for income taxes                     --             --           --
                                         ----------    ----------    ----------

Net loss                                 $  (40,739)   $      --     $  (42,449)
                                         ==========    ==========    ==========



Net loss per share                       $     (.01)   $     (.00)   $     (.01)




















    The accompanying notes are an integral part of the financial statements.


                               G2 COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
          AND PERIOD MAY 26, 1998 (INCEPTION) THROUGH DECEMBER 31, 2000



                                                                                       Additional
                                    Preferred Stock               Common Stock           Paid-In     Accumulated
                                  Shares        Amount        Shares        Amount       Capital       Deficit        Total
                               -----------   -----------   -----------   -----------   -----------   -----------    ---------
Balance at May 26, 1998                -     $      --            --     $      --     $      --     $      --      $    --

Issuance of common stock in
    exchange for services              -            --       1,173,000           117          --            --            117

Issuance of common stock
    for cash                           -            --          77,000             8           762          --            770

Net loss                               -            --            --            --            --          (1,710)      (1,710)
                               -----------   -----------   -----------   -----------   -----------   -----------    ---------

Balance at December 31, 2000           -            --       1,250,000           125           762        (1,710)        (823)

Net loss                               -            --            --            --            --            --           --
                               -----------   -----------   -----------   -----------   -----------   -----------    ---------

Balance at December 31, 2001           -            --       1,250,000           125           762        (1,710)        (823)

Contributed capital                    -            --            --            --          18,619          --         18,619

Net loss                               -            --            --            --            --         (40,739)     (40,739)
                               -----------   -----------   -----------   -----------   -----------   -----------    ---------

Balance at December 31, 2002           -     $      --       1,250,000   $       125   $    19,381   $   (42,449)   $ (22,943)
                               ===========   ===========   ===========   ===========   ===========   ===========    =========





    The accompanying notes are an integral part of the financial statements.


                               G2 COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2002 AND 2001
                       AND PERIOD MAY 26, 1998 (INCEPTION)
                            THROUGH DECEMBER 31, 2002


                     Reconciliation of Net Loss to Net Cash
                     --------------------------------------
                        Provided by Operating Activities
                        --------------------------------


                                                                                           Cumulative
                                                                                              From
                                                                  2002           2001       Inception
                                                              -----------    -----------   -----------

         Net loss                                             $   (40,739)   $    ( --  )  $   (42,449)
                                                              -----------    -----------   -----------

Adjustments to reconcile net loss
   to cash used in operating activities:
         Issuance of common stock for services                       --             --             117
         Increase in accounts payable                               6,549           --           6,549
                                                              -----------    -----------   -----------

Net cash used in operating activities                             (34,190)        ( --  )      (35,783)
                                                              -----------    -----------   -----------

Net cash used in investing activities                                --             --            --

Cash flows from financing activities:
         Proceeds from issuance of common stock                      --             --             770
         Advances from stockholders                                37,796           --          38,619
                                                              -----------    -----------   -----------

                  Net cash provided by financing activities        37,796           --          39,389
                                                              -----------    -----------   -----------

Net increase in cash                                                3,606           --           3,606

Cash at beginning of year                                            --             --            --
                                                              -----------    -----------   -----------

Cash at end of year                                           $     3,606    $      --     $     3,606
                                                              ===========    ===========   ===========


                       Supplemental Disclosure of Non Cash
                       -----------------------------------

Investing and Financing Activities

Stockholder advances forgiven as
    additional paid in capital                                $    18,619    $      --     $    18,619



    The accompanying notes are an integral part of the financial statements.

                               G2 COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization and business
     -------------------------

G2 Companies, Inc. (the Company) was incorporated in May 1998 in the state of Delaware under the former name of G2 Companies, Inc. On September 20, 2002, Gus Kepler acquired substantially all of the outstanding common stock held by the majority stockholder and control of the Company changed. On September 26, 2002, the Company began operations as a recording company and in December 2002, the Company entered into contracts with two recording artists (Note 2). However, in April 2003, the Company transferred its recording operations and assets to G2 Ventures, Inc. (G2V) a Texas corporation, wholly owned by Gus Kepler (Note 6). On December 13, 2002, the Company changed its name to G2 Companies, Inc.

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

     Advertising
     -----------

Advertising dollars are invested in promotional material, web-site and logo development and are expensed as incurred. For the years ended December 31, 2002 and 2001 and for the period May 26, 1998 (inception) through December 31, 2002, advertising expenses totaled $1,705, $0 and $1,705, respectively.

     Loss per share
     --------------

Basic loss per share amounts are computed using the weighted-average number of common stock shares outstanding during the periods. Diluted loss per share amounts are not presented because there were no common equivalent share amounts outstanding during the periods. For the years ended December 31, 2002 and 2001 and for the period May 26, 1998 (inception) through December 31, 2002, basic loss per share amounts are computed using 1,250,000 weighted average common stock shares outstanding.

                               G2 COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

2. COMMITMENTS AND CONTINGENCIES

     Operating leases
     ----------------

The Company was obligated under a non-cancelable operating lease for its Dallas office, which expired on April 30, 2003. This lease did not contain a renewal option. For the years ended December 31, 2002 and 2001 and for the period May 26, 1998 (inception) through December 31, 2002, rental expense totaled $3,400, $0 and $3,400, respectively. Subsequent to April 30, 2003, the Company is using office space provided by its majority stockholder without charge. However, the fair value of the space provided is not material.

     Recording artist agreement
     --------------------------

During December 2002, the Company entered into contracts with two recording artists, which granted the Company certain recording, distribution and copyrights of the artist. The Company agreed to promote and produce the albums produced by its artists. The agreement is for a period of nine months and contains three irrevocable options to extend the agreement for one year each. The agreement provides for recording advance payments of $10,000 to $75,000 less applicable recording costs plus royalties from 12% to 20% on albums produced by its artists. Through April 2003 (Note 6), no amounts had been paid under these contracts.

3.  INCOME TAXES

The Company accounts for corporate income taxes in accordance with Statements of Financial Accounting Standards (SFAS) No. 109. Under SFAS No. 109, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. In addition, future tax benefits, such as those from net operating loss carry forwards, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

A reconciliation of income tax expense (benefit) at the statutory federal rate of 34% to income tax expense (benefit) at the Company's effective tax rate for the years ended December 31, 2002 and 2001 and for the period May 26, 1998 (inception) through December 31, 2002 is as follows:



                                                      2002         2001      Inception
                                                   ---------    ---------    ---------

Tax expense (benefit) computed at statutory rate   $  13,792    $     340    $  14,433
           Less valuation allowance                  (13,792)        (340)     (14,433)
                                                   ---------    ---------    ---------
           Income tax expense (benefit)            $    --      $    --      $    --
                                                   =========    =========    =========

At December 31, 2002, the Company had approximately $42,000 of net operating losses available to offset future taxable income. These carry forwards expires in the year 2022 and creates the only component of the Company's deferred tax asset of approximately $14,400 which is fully offset by a valuation allowance. There are no deferred tax liabilities.

                               G2 COMPANIES, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS

4. RELATED PARTIES

During the years ended December 31, 2002 and 2001 and for the period May 26, 1998 (inception) through December 31, 2002, the Company received cash operating advances of $37,796, $0 and $38,619, respectively, from its major stockholders. The advances are non-interest bearing, unsecured and due upon demand as funds are available. During the year ended December 31, 2002, $18,619 of the advances was contributed by the then major stockholder as additional paid in capital.

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

6.       SUBSEQUENT EVENT

In April 2003, the Company transferred its recording operations and assets to G2 Ventures, Inc.(G2V) a Texas corporation, the controlling interest in which was owned by the Company's principal stockholder, Gust Kepler. In this non-arms length transaction, G2C assigned it's two artist contracts to G2V in exchange for the assumption of $20,000 of advances payable to the stockholder. Contemporaneously with this transaction, Mr. Kepler transferred his common stock shares in the Company to the former majority stockholder (Note 1).

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
DISCLOSURE:

None

                                    PART III

Item 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Yarek Bartosz was the sole director of the Company and served as such since May 26, 1998 until October 22, 2002. The Director and Executive Officer of G2 Companies, Inc., since then until April 1, 2003:

Name                Age           Position Held
----                ---           -------------
Gust Kepler          38           Chief Executive Officer,
                                  Chief Financial Officer,
                                  Secretary and Sole Director

On April 1, 2003, Mr. Kepler resigned as an officer and director and returned his shares in the Company back to Mr. Bartosz who is now the sole officer and director.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and change in ownership with the SEC. Our officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. We believe that from January 1, 2002 through December 31, 2002, none of filing requirements applicable to our officers, directors and greater than 10% stockholders were timely met. In 2003, the Company intends to aid and assist its officers, directors and greater than 10% stockholders to meet timely filing deadlines.

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth the compensation to the Chief Executive Officer and all other Officers and Employees earning more than $100,000 in any given year.

Summary Compensation Table

                                                  Long Term
                                                  Compensation-
                                  Annual          Securities
Name and                       Compensation       Underlying       All
Principal                    ----------------     Options or       Other
Position           Year      Salary     Bonus     Warrants         Compensation
-------------      ----      ------     -----     -------------    ------------
Gust Kepler        2002      $  --      $ --          --                --
CEO, Sec, and
Director

Yarek Bartosz      2001      $  --      $ --          --                --
Former, CEO and    2000         --        --          --                --
Director

Stock Options

No Stock Options were issued to Officers.

Long Term Incentive Plans

None

EMPLOYMENT AGREEMENTS

There are no current employment agreements with any of the officers or directors. All previous agreements have been cancelled through the issuance of notes payable and stock.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information concerning the ownership of the Company's Common Stock as of April 1, 2003, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. The notes accompanying the information in the table below is necessary for a complete understanding of the figures provided below. As of March 31, 2003, there were 1,250,000 shares of Common Stock issued and outstanding.

                      Name and Address      Amount and Nature
Title of Class        of Beneficial Owner   of Beneficial Owner    Percent Class
--------------        -------------------   -------------------    -------------
Common Stock          Yarek Bartosz             1,173,000              93.84%
$0.0001 par value     9521 21st Street
                      Calgary, Alberta  T2C4131
                      Canada

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

ITEM 13 EXHIBITS AND REPORTS ON FORM 8K

(a)  Exhibits.

     31.1 CEO/CFO  Certification  pursuant to 18 U.S.C. Section 1350 Pursuant to section 302 of the Sarbanes-Oxley Act of 2002

     32.1 CEO/CFO  Certification  pursuant to 18 U.S.C. Section 1350 Pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of the fiscal year ending December 31, 2002.

SIGNATURE

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 26th day of October 2003.


                                                     By /s/ Yarek Bartosz
                                                       ---------------------
                                                       President and CEO