Form 10QSB
period 2000-09-30
G2 COMPANIES INC
filed 2004-01-29
CIK 1112912

Securities and Exchange Commission
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000              Commission File Number:

                           HARTLAND INVESTMENTS INC.
      (Exact name of small business registrant as specified in its charter)


        Delaware                                                98-0221494
 (State or jurisdiction of                                   (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                   9521 21st Street, Calgary, Alberta T2C 4131
          (Address and telephone number of principal executive offices)


          Securities to be registered under Section 13 of the Act: NONE

           Securities to be registered under Section 15(d) of the Act:

                   Common Stock, par value of $.0001 per share

    Yarek Bartosz 9521 21st Street, Calgary, Alberta T2C 4131 (403) 702-0613
            (Name, address and telephone number of agent for service)

                            HARTLAND INVESTMENTS INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                  Sept 30, 2000
                                December 31, 1999

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  -------------

                                     ASSETS
                                     ------

                                                   9 Mos. Ending     Year Ended
                                                   Sept 30, 2000   Dec. 31, 1999
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

                                                 9 Mos. Ending      Year Ended
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


STOCKHOLDERS EQUITY (Note #4)

Preferred stock, $.0001 par value
Authorized 20,000,000 shares
issued and outstanding at
Sept 30, 2000 - None                             $           0    $           0

Common stock, $.0001 par value
authorized 80,000,000 shares
issued and outstanding at
December 31, 1999 - 1,250,000 shares             $         125    $           0
Sept 30, 2000 - 1,250,000 shares                           125                0

      Additional paid in Capital                           762              762

      Accumulated loss during
      the development stage                             (1,710)            (710)
                                                 -------------    -------------


TOTAL STOCKHOLDERS' EQUITY                       $        (823)   $         177
                                                 -------------    -------------


TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                              $           0    $         802
                                                 -------------    -------------


















    The accompanying notes are an integral part of these financial statements


                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                             -----------------------

                         3 Mos. Ended    3 Mos. Ended    9 Mos. Ended     9 Mos. Ended
                        Sept 30, 2000   Sept 30, 1999   Sept 30, 2000    Sept 30, 1999
                        -------------   -------------   -------------    -------------

REVENUE                 $           0   $           0   $           0    $           0
                        -------------   -------------   -------------    -------------

EXPENSES
   General, Selling
   and Administrative   $           0   $           0   $       1,000    $           0
                        -------------   -------------   -------------    -------------


   Total Expenses       $           0   $           0   $       1,000    $           0
                        -------------   -------------   -------------    -------------


Net Profit/Loss (-)
from Operations         $           0   $           0   $      (1,000)   $           0
                        -------------   -------------   -------------    -------------

Interest Income         $           0   $           7   $           0    $          14
                        -------------   -------------   -------------    -------------

Net Income/Loss         $           0   $           7   $      (1,000)   $          14
                        -------------   -------------   -------------    -------------

Net Loss per share -
 Basic and diluted
 (Note #2)              $         NIL   $         NIL   $      (.0008)   $         NIL
                        -------------   -------------   -------------    -------------


Weighted average
number of common
shares outstanding          1,250,000       1,250,000       1,250,000        1,250,000
                        -------------   -------------   -------------    -------------

























    The accompanying notes are an integral part of these financial statements


                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                       STATEMENT OF OPERATIONS (Continued)
                       -----------------------------------

                                                          May 26, 1998     May 26, 1998
                                            Year Ended   (Inception) to   (Inception) to
                                          Dec. 31, 1999   Dec, 31, 1998    Sept 30, 2000
                                          -------------   -------------    -------------

REVENUE                                   $           0   $           0    $           0
                                          -------------   -------------    -------------

EXPENSES
   General, Selling
   and Administrative                     $           0   $         742    $       1,742
                                          -------------   -------------    -------------

   Total Expenses                         $           0   $         742    $       1,742
                                          -------------   -------------    -------------

Net Profit/Loss (-)
from operations                           $           0   $        (742)   $      (1,742)
                                          -------------   -------------    -------------

Interest Income                           $          32   $           0    $          32
                                          -------------   -------------    -------------

Net Income/Loss                           $          32   $        (742)   $      (1,710)
                                          -------------   -------------    -------------

Net Loss per share -
 Basic and diluted
 (Note #2)                                $         NIL   $      (.0006)   $      (.0014)
                                          -------------   -------------    -------------

Weighted average
number of common
shares outstanding                            1,250,000       1,250,000        1,250,000
                                          -------------   -------------    -------------


















    The accompanying notes are an integral part of these financial statements

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------


                                   Common Stock         Additional    Accumu-
                              -----------------------    Paid-In       lated
                                Shares       Amount      Capital      Deficit
                              ----------   ----------   ----------   ----------


Balance,
December 31, 1998              1,250,000   $      125   $      762   $     (742)

Net Profit, Year Ended
December 31, 1999                      0            0            0           32
                              ----------   ----------   ----------   ----------

Balance,
December 31, 1999              1,250,000   $      125   $      762   $     (710)

Net Loss
January 1, 2000, to
June 30, 2000                          0            0            0       (1,000)
                              ----------   ----------   ----------   ----------

Balance,
Sept 30, 2000                  1,250,000   $      125   $      762   $   (1,710)
                              ----------   ----------   ----------   ----------





























    The accompanying notes are an integral part of these financial statements


                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                             -----------------------

                             3 Mos. Ended    3 Mos. Ended    9 Mos. Ended     9 Mos. Ended
                            Sept 30, 2000   Sept 30, 1999   Sept 30, 2000    Sept 30, 1999
                            -------------   -------------   -------------    -------------
Cash Flow from
Operating Activities
Net Loss                    $           0   $           7   $      (1,000)   $          14

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Issued stock for services               0               0               0                0

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                       0               0             198                0
                            -------------   -------------   -------------    -------------

Net cash used in
Operating Activities        $           0   $           0   $        (802)   $          14

Cash Flows from
Investing Activities                    0               0               0                0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                   0               0               0                0
                            -------------   -------------   -------------    -------------

Net increase
(decrease)
in cash                     $           0   $           7   $        (802)   $          14

Cash,
beginning of period                   802             770             802              770
                            -------------   -------------   -------------    -------------

Cash,
end of period               $         802   $         777   $           0    $         784
                            -------------   -------------   -------------    -------------























    The accompanying notes are an integral part of these financial statements

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                       STATEMENT OF CASH FLOWS (CONTINUED)
                       -----------------------------------

                                                  May 26, 1998     May 26, 1998
                                   Year Ended   (Inception) to   (Inception) to
                                 Dec. 31, 1999   Dec, 31, 1998    Sept 30, 2000
                                 -------------   -------------    -------------

Cash Flow from
Operating Activities

Net Loss                         $          32   $        (742)   $       1,710

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Issued stock for services                    0             117              117

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                            0             625              823
                                 -------------   -------------    -------------

Net cash used in
operating Activities             $          32   $           0    $        (770)

Cash Flows from
Investing Activities                         0               0                0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                        0             770              770
                                 -------------   -------------    -------------

Net increase
(decrease)
in cash                          $          32   $         770    $           0

Cash,
beginning of period                        770               0                0
                                 -------------   -------------    -------------

Cash,
end of period                    $         802   $         770    $           0
                                 -------------   -------------    -------------





















    The accompanying notes are an integral part of these financial statements

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                      Sept 30, 2000, and December 31, 1999

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

         Cash and equivalents
         --------------------

                  The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of December 31, 1999, or Sept 30, 2000.

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

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                      Sept 30, 2000, and December 31, 1999


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

         Loss Per Share
         --------------

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of Sept 30, 2000, the Company had no dilutive common stock equivalents such as stock options.

         Year End
         --------

                  The Company has selected December 31st as its year-end.

         Year 2000 Disclosure
         --------------------

                  The Y2K issued had no effect on this Company.

NOTE #3 - INCOME TAXES

         There is no provision for income taxes for the period ended Sept 30, 2000. The Company's total deferred tax asset as of December 31, 1999, is as follows:

                 Net operation loss carry forward               $           710
                 Valuation allowance                            $           710

                 Net deferred tax asset                         $             0

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                      Sept 30, 2000, and December 31, 1999


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

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                      Sept 30, 2000, and December 31, 1999


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

                                                      Hartland Investments, Inc.

Date:  January 15, 2004                               By /s/ Yarek Bartosz
                                                      ----------------------
                                                      Yarek Bartosz
                                                      President and CEO