Form 10KSB
period 2000-12-31
G2 COMPANIES INC
filed 2004-01-29
CIK 1112912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

Mark One

[X] Annual Report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000

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

                   9521 21st Street, Calgary, Alberta T2C 4131
             -------------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (403) 702-0613
                                 --------------
              (Registrant's telephone number, including area code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer had no revenues for the year ended December 31, 2000.

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

Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2000, no matters were submitted by the company to a vote of its shareholders.

                                     PART II

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is not quoted on any exchange and has no symbol.

Shareholders

According to the records of the Company's transfer agent, there were 32 holders of record who held 1,250,000 shares of the Company's Common Stock on December 31, 2000.

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

Gust C. Kepler was appointed Chief Executive Officer, Chief Financial Officer, and Secretary on September 29, 2002, when he purchased controlling stock from Yarek Bartosz. The Stock Purchase Agreement is incorporated herein by reference. Yarek Bartosz will be signing this filing as it is being filed retroactively.

Gust Kepler was appointed as a director of the Company on October 22, 2002.


Compliance with Section 16(a) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company other than as set forth below, the Company is not aware of any person who at any time during the fiscal year ended December 31,2000 was a director, officer, or beneficial owner of more than ten percent of the Common Stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during such fiscal year.


Item 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation to the Chief Executive Officer and all other Officers and Employees earning more than $100,000 in any given year.


Summary Compensation Table

                                                  Long Term
                                                  Compensation-
                                  Annual          Securities
Name and                       Compensation       Underlying       All
Principal                    ----------------     Options or       Other
Position           Year      Salary     Bonus     Warrants         Compensation
-------------      ----      ------     -----     -------------    ------------


Yarek Bartosz      2000      $  --      $ --          --                --
 Chief             1999         --        --          --                --
Executive          1998         --        --          --                --
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


                                INDEX TO EXHIBITS




4        Stock Purchase Agreement between Yarek Bartosz and Gust Kepler***


32.1     CEO/CFO  Certification  pursuant to 18 U.S.C.  Section 1350 Pursuant to section 906 of the Sarbanes-Oxley Act of 2002

*Incorporated by reference to Form 8-K filed 10/11/2002


(b) Reports on Form 8-K. The Company filed no reports on Form 8-K during the last quarter of the fiscal year ending December 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 15th day of January, 2004.


                                                       By /s/ Yarek Bartosz
                                                       ---------------------
                                                       President and CEO

                           Hartland Investments, Inc.

                          (A Development Stage Company)

                              Financial Statements

                                       and

                          Independent Auditors' Report

                     Years Ended December 31, 2000 and 1999

                                       and

            Period May 26, 1998 (inception) through December 31, 2000

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

STATEMENTS OF CASH FLOWS...............................................F-5

NOTES TO FINANCIAL STATEMENTS..........................................F-6 - F-8

Independent Auditors' Report


Board of Directors and Stockholders
Hartland Investments, Inc.
Dallas, Texas


We have audited the accompanying balance sheets of Hartland Investments, Inc. (a development stage company) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the period May 26, 1998 (inception) through December 31, 2000 and the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hartland Investments, Inc. at December 31, 2000 and 1999, and the results of their operations and cash flows for the period May 26, 1998 (inception) through December 31, 2000 and the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

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





Turner, Stone & Company, L.L.P.
Certified Public Accountants
October 16, 2002

                           HARTLAND INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                     Assets
                                     ------


                                                         2000           1999
                                                     -----------    -----------

Current assets:

   Cash                                              $      --      $       802
                                                     -----------    -----------

         Total current assets                               --             --
                                                     -----------    -----------


Other assets                                                --             --
                                                     -----------    -----------

                                                     $      --      $       802
                                                     ===========    ===========

                      Liabilities and Stockholders' Equity
                      ------------------------------------


Current liabilities:

    Stockholder advance                              $       823    $       625
                                                     -----------    -----------

      Total current liabilities                              823            625
                                                     -----------    -----------

Commitments and contingencies                               --             --

Stockholders' equity:

   Preferred stock, $.0001 par value,
       20,000,000 shares authorized, no
       shares issued and outstanding, no
       rights or preferences determined                     --             --
   Common stock, $.0001 par value,
       80,000,000 shares authorized,
       1,250,000 shares issued and outstanding               125            125
       Paid in capital                                       762            762
       Deficit accumulated during the
          development stage                               (1,710)          (710)
                                                     -----------    -----------

         Total stockholders' equity                         (823)          (177)
                                                     -----------    -----------

                                                     $      --      $       802
                                                     ===========    ===========




    The accompanying notes are an integral part of the financial statements.

                           HARTLAND INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                       AND PERIOD MAY 26, 1998 (INCEPTION)
                            THROUGH DECEMBER 31, 2000




                                                                     Cumulative
                                                                        From
                                            2000          1999       Inception
                                         ----------    ----------    ----------
Revenues                                 $     --      $     --      $     --

Operating expenses:

         General and administrative           1,000           710         1,710
                                         ----------    ----------    ----------

Operating loss                               (1,000)          710        (1,710)
                                         ----------    ----------    ----------

Loss before income taxes                     (1,000)         (710)       (1,710)

Provision for income taxes                     --            --            --
                                         ----------    ----------    ----------

Net loss                                 $   (1,000)   $     (710)   $   (1,710)
                                         ==========    ==========    ==========



Net loss per share                       $     (.00)   $     (.00)   $     (.00)




























    The accompanying notes are an integral part of the financial statements.


                           HARTLAND INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                       STATEMENTS OF STOCKHOLDERS' EQUITY
               MAY 26, 1998 (INCEPTION) THROUGH DECEMBER 31, 2000






                                                                                       Additional
                                     Preferred Stock              Common Stock           Paid-In     Accumulated
                                  Shares        Amount        Shares        Amount       Capital       Deficit        Total
                               -----------   -----------   -----------   -----------   -----------   -----------    ---------

Balance at May 26, 1998               --     $      --            --     $      --     $      --     $      --      $    --

Issuance of common stock in
    exchange for cash                 --            --       1,250,000           125           762          --            877

Net loss                              --            --            --            --            --            (710)        (710)
                               -----------   -----------   -----------   -----------   -----------   -----------    ---------

Balance at December 31, 1999          --            --       1,250,000           125           762          (710)         177

Net loss                              --            --            --            --            --          (1,000)      (1,000)
                               -----------   -----------   -----------   -----------   -----------   -----------    ---------

Balance at December 31, 2000          --            --       1,250,000           125           762        (1,710)        (823)

Net loss
                               -----------   -----------   -----------   -----------   -----------   -----------    ---------


                               ===========   ===========   ===========   ===========   ===========   ===========    =========



















    The accompanying notes are an integral part of the financial statements.


                           HARTLAND INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2000 AND 1999
                       AND PERIOD MAY 26, 1998 (INCEPTION)
                            THROUGH DECEMBER 31, 2000

                                                                                            Cumulative
                                                                                               From
                                                                  2000           1999        Inception
                                                              -----------    -----------    -----------
Cash flows from operating activities:

         Cash to suppliers                                    $     1,000    $       710    $     1,710
                                                              -----------    -----------    -----------

                  Net cash used in operating activities            (1,000)          (710)        (1,710)
                                                              -----------    -----------    -----------

Cash flows from investing activities:

                  Net cash used for investing activities             --             --             --
                                                              -----------    -----------    -----------

Cash flows from financing activities:

         Issuance of common stock                                    --              827            827
         Stockholder advance                                          198            685            823
                                                              -----------    -----------    -----------

                  Net cash provided by financing activities           198          1,512          1,710
                                                              -----------    -----------    -----------

Net  Increase (decrease) in cash                                     (802)           802           --

Cash at beginning of year                                             802           --
                                                              -----------    -----------    -----------

Cash at end of year                                           $      --      $       802    $      --
                                                              ===========    ===========    ===========



                     Reconciliation of Net Loss to Net Cash
                        Provided by Operating Activities

Adjustments to reconcile net loss
         to cash used in operating activities:

         Net loss                                                  (1,000)          (710)        (1,710)
                                                              -----------    -----------    -----------

                  Total adjustments                                  --             --             --
                                                              -----------    -----------    -----------

Net cash used in operating activities                         $    (1,000)   $      (710)   $    (1,710)
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

         Loss per share
         --------------

For the years ended December 31, 2000 and 1999 and for the period May 26, 1998 through December 31, 2000, basic loss per share amounts are based upon 1,250,000, 1,250,000 and 1,244,621, respectively, weighted average shares of common stock outstanding.

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

         Common stock
         ------------

The Company's Articles of Incorporation authorize the Board of Directors to issue 80,000,000 common stock share with a $.0001 par value. At December 31, 2000 and 1999, 1,250,000 shares are issued and outstanding.

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

A reconciliation of income tax expense (benefit) at the statutory federal rate of 34% to income tax expense (benefit) at the Company's effective tax rate for the years ended December 31, 2001 and 2000 is as follows:

                                                         2000          1999
                                                     -----------   -----------

Tax expense (benefit) computed at statutory rate     $     (581)          --
                  Less valuation allowance                  581           --
                                                     -----------   -----------
                  Income tax expense (benefit)       $      --     $      --
                                                     ===========   ===========

                           HARTLAND INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



At December 31, 2000 and 1999, the Company had approximately $ 1,710 of net operating loss available to offset future taxable income. This carry forward expires in the year 2021 and creates the only component of the Company's deferred tax asset of approximately $580, which is fully offset by a valuation allowance. There are no deferred tax liabilities.

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