Form 10QSB
period 2001-03-31
G2 COMPANIES INC
filed 2004-01-29
CIK 1112912

Securities and Exchange Commission
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001     Commission File Number: 000-30473

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

    Yarek Bartosz, 9521 21st Street, Calgary, Alberta T2C 4131 (403) 720-0613

            (Name, address and telephone number of agent for service)

                            HARTLAND INVESTMENTS INC.
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                 March 31, 2001
                               and March 31, 2000

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  -------------

                                     ASSETS
                                     ------

                                                  9 Mos. Ending    9 Mos. Ending
                                                 March 31, 2001   March 31, 2000
                                                 --------------   --------------


CURRENT ASSETS

     Cash                                        $            0   $            0
                                                 --------------   --------------

     TOTAL CURRENT ASSETS                        $            0   $            0
                                                 --------------   --------------


OTHER ASSETS                                     $            0   $            0
                                                 --------------   --------------


     TOTAL OTHER ASSETS                          $            0   $            0
                                                 --------------   --------------


     TOTAL ASSETS                                $            0   $            0
                                                 --------------   --------------



























    The accompanying notes are an integral part of these financial statements

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                3 Mos. Ending     3 Mos. Ending
                                               March 31, 2001    March 31, 2000
                                               --------------    --------------


CURRENT LIABILITIES

      Officers Advances (Note #8)              $          823    $          823
                                               --------------    --------------

TOTAL CURRENT LIABILITIES                      $          823    $          823
                                               --------------    --------------


STOCKHOLDERS EQUITY (Note #4)

Preferred stock, $.0001 par value
Authorized 20,000,000 shares
issued and outstanding at
Sept 30, 2001 - None                           $            0    $            0

Common stock, $.0001 par value
authorized 80,000,000 shares
issued and outstanding at
March 31,2000 - 1,250,000 shares               $          125                 0
March 31,2001 - 1,250,000 shares               $          125                 0

      Additional paid in Capital                          762               762

      Accumulated loss during
      the development stage                            (1,710)           (1,710)
                                               --------------    --------------


TOTAL STOCKHOLDERS' EQUITY                     $         (823)   $         (823)
                                               --------------    --------------


TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                            $            0    $            0
                                               --------------    --------------







    The accompanying notes are an integral part of these financial statements


                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                             -----------------------

                          3 Mos. Ended     3 Mos. Ended      12 Mos. Ended    12 Mos. Ended
                         March 31, 2001   March 31, 2000     Dec 31, 2001     Dec 31, 2000
                         --------------   --------------    --------------   --------------

REVENUE                  $            0   $            0    $            0   $            0
                         --------------   --------------    --------------   --------------

EXPENSES
   General, Selling
   and Administrative    $            0   $        1,000    $            0   $        1,000
                         --------------   --------------    --------------   --------------


   Total Expenses        $            0   $        1,000    $            0   $        1,000
                         --------------   --------------    --------------   --------------


Net Profit/Loss (-)
from Operations          $            0   $       (1,000)   $            0   $       (1,000)
                         --------------   --------------    --------------   --------------

Interest Income          $            0   $            0    $            0   $            0
                         --------------   --------------    --------------   --------------

Net Income/Loss          $            0   $       (1,000)   $            0   $       (1,000)
                         --------------   --------------    --------------   --------------

Net Loss per share -
 Basic and diluted
 (Note #2)               $            0   $       (.0008)   $            0   $       (.0008)
                         --------------   --------------    --------------   --------------


Weighted average
number of common
shares outstanding            1,250,000        1,250,000         1,250,000        1,250,000
                         --------------   --------------    --------------   --------------














    The accompanying notes are an integral part of these financial statements

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------


                                 Common Stock           Additional    Accumu-
                              -----------------------    Paid-In       lated
                                Shares       Amount      Capital      Deficit
                              ----------   ----------   ----------   ----------


Balance,
December 31, 1998              1,250,000   $      125   $      762   $     (742)

Net Profit, Year Ended
December 31, 1999                      0            0            0           32
                              ----------   ----------   ----------   ----------

Balance,
December 31, 1999              1,250,000   $      125   $      762   $     (710)

Net Loss
January 1, 2000, to
March 31, 2000                         0            0            0       (1,000)
                              ----------   ----------   ----------   ----------

Balance,
March 31, 2000                 1,250,000   $      125   $      762   $   (1,710)
                              ----------   ----------   ----------   ----------

Balance,
March 31, 2001                 1,250,000   $      125   $      762   $   (1,710)
                              ----------   ----------   ----------   ----------




    The accompanying notes are an integral part of these financial statements


                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                             -----------------------

                                       3 Mos. Ended      3 Mos. Ended     12 Mos. Ended     12 Mos. Ended
                                      March 31, 2001    March 31, 2000     Dec 31, 2001      Dec 31, 2000
                                      --------------    --------------    --------------    --------------
Cash Flow from
Operating Activities
Net Loss                              $            0    $       (1,000)   $            0    $       (1,000)

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Issued stock for services                          0                 0                 0                 0

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                                  0               198                 0               198
                                      --------------    --------------    --------------    --------------

Net cash used in
Operating Activities                  $            0    $         (802)   $            0    $         (802)

Cash Flows from
Investing Activities                               0                 0                 0                 0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                              0                 0                 0                 0
                                      --------------    --------------    --------------    --------------

Net increase
(decrease)
in cash                               $            0    $         (802)   $            0    $         (802)

Cash,
beginning of period                                0               802                 0               802
                                      --------------    --------------    --------------    --------------

Cash,
end of period                         $            0    $            0    $            0    $            0
                                      --------------    --------------    --------------    --------------


    The accompanying notes are an integral part of these financial statements

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       March 31, 2001, and March 31, 2000

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

         Cash and equivalents
         --------------------

                  The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of March 31, 2000, or March 31, 2001.

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

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                      March 31, 2001, and March 31, 2000


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

         Loss Per Share
         --------------

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of March 31, 2001, the Company had no dilutive common stock equivalents such as stock options.

         Year End
         --------

                  The Company has selected December 31st as its year-end.



NOTE #3 - INCOME TAXES

         There is no provision for income taxes for the period ended March 31, 2001. The Company's total deferred tax asset as of December 31, 1999, is as follows:

                 Net operation loss carry forward               $           710
                 Valuation allowance                            $           710

                 Net deferred tax asset                         $             0

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                       March 31, 2001, and March 31, 2000


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

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                       March 31, 2001, and March 31, 2000


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