Form 10QSB
period 2001-06-30
G2 COMPANIES INC
filed 2004-01-29
CIK 1112912

Securities and Exchange Commission
                             Washington, D.C. 20549
                                 --------------

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001              Commission File Number:

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


                              FINANCIAL STATEMENTS
                                  June 30, 2001
                                and June 30, 2000

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  -------------

                                     ASSETS
                                     ------

                                                6 Mos. Ending    6 Mos. Ended
                                                June 30, 2001    June 30, 2000
                                                -------------    -------------


CURRENT ASSETS

     Cash                                       $           0    $           0
                                                -------------    -------------

     TOTAL CURRENT ASSETS                       $           0    $           0
                                                -------------    -------------


OTHER ASSETS                                    $           0    $           0
                                                -------------    -------------


     TOTAL OTHER ASSETS                         $           0    $           0
                                                -------------    -------------


     TOTAL ASSETS                               $           0    $           0
                                                -------------    -------------























    The accompanying notes are an integral part of these financial statements

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                                  BALANCE SHEET
                                  -------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                 6 Mos. Ending    6 Mos. Ending
                                                 June 30, 2001    June 30, 2000
                                                 -------------    -------------


CURRENT LIABILITIES

      Officers Advances (Note #8)                $         823    $         823
                                                 -------------    -------------

TOTAL CURRENT LIABILITIES                        $         823    $         823
                                                 -------------    -------------


STOCKHOLDERS EQUITY (Note #4)

Preferred stock, $.0001 par value
Authorized 20,000,000 shares
issued and outstanding at
June 30, 2001 - None                             $           0    $           0

Common stock, $.0001 par value
authorized 80,000,000 shares
issued and outstanding at
June 30, 2000 - 1,250,000 shares                 $           0    $         125
June 30, 2001 - 1,250,000 shares                           125

      Additional paid in Capital                           762              762

      Accumulated loss during
      the development stage                             (1,710)          (1,710)
                                                 -------------    -------------


TOTAL STOCKHOLDERS' EQUITY                       $        (823)   $        (823)
                                                 -------------    -------------


TOTAL LIABILITIES AND
STOCKHOLDERS EQUITY                              $           0    $           0
                                                 -------------    -------------










    The accompanying notes are an integral part of these financial statements


                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                             STATEMENT OF OPERATIONS
                             -----------------------

                         3 Mos. Ended    3 Mos. Ended     6 Mos. Ended    6 Mos. Ended
                         June 30, 2001   June 30, 2000    June 30, 2001   June 30, 2000
                         -------------   -------------    -------------   -------------

REVENUE                  $           0   $           0    $           0   $           0
                         -------------   -------------    -------------   -------------

EXPENSES
   General, Selling
   and Administrative    $           0   $       1,000    $           0   $       1,000
                         -------------   -------------    -------------   -------------


   Total Expenses        $           0   $       1,000    $           0   $       1,000
                         -------------   -------------    -------------   -------------


Net Profit/Loss (-)
from Operations          $           0   $      (1,000)   $           0   $      (1,000)
                         -------------   -------------    -------------   -------------

Interest Income          $           0   $           0    $           0   $           0
                         -------------   -------------    -------------   -------------

Net Income/Loss          $           0   $      (1,000)   $           0   $      (1,000)
                         -------------   -------------    -------------   -------------

Net Loss per share -
 Basic and diluted
 (Note #2)               $           0   $      (.0008)   $           0   $      (.0008)
                         -------------   -------------    -------------   -------------


Weighted average
number of common
shares outstanding           1,250,000       1,250,000        1,250,000       1,250,000
                         -------------   -------------    -------------   -------------

















    The accompanying notes are an integral part of these financial statements

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  --------------------------------------------


                                    Common Stock        Additional    Accumu-
                              -----------------------    Paid-In       lated
                                Shares       Amount      Capital      Deficit
                              ----------   ----------   ----------   ----------


Balance,
December 31, 1998              1,250,000   $      125   $      762   $     (742)

Net Profit, Year Ended
December 31, 1999                      0            0            0           32
                              ----------   ----------   ----------   ----------

Balance,
December 31, 1999              1,250,000   $      125   $      762   $     (710)

Net Loss
January 1, 2000, to
June 30, 2000                          0            0            0       (1,000)
                              ----------   ----------   ----------   ----------

Balance,
June 30, 2000                  1,250,000   $      125   $      762   $   (1,710)
                              ----------   ----------   ----------   ----------

Balance,
June 30, 2001                 $1,250,000   $      125   $      762   $   (1,710)
                              ----------   ----------   ----------   ----------




























    The accompanying notes are an integral part of these financial statements


                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                             STATEMENT OF CASH FLOWS
                             -----------------------

                                3 Mos. Ended     3 Mos. Ended      6 Mos. Ended     6 Mos. Ended
                               June 30, 2001    June 30, 2000     June 30, 2001    June 30, 2000
                               -------------    -------------     -------------    -------------
Cash Flow from
Operating Activities
Net Loss                       $           0    $      (1,000)    $           0    $      (1,000)

Adjustment to reconcile
net loss to net cash
provided by operating
activities

Issued stock for services                  0                0                 0                0

Changes in Assets
and Liabilities

Increase in current
Liabilities

Officers Advances                          0              198                 0              198
                               -------------    -------------     -------------    -------------

Net cash used in
Operating Activities           $           0    $        (802)    $           0    $        (802)

Cash Flows from
Investing Activities                       0                0                 0                0

Cash Flows from
Financing Activities
Issuance of Common
Stock                                      0                0                 0                0
                               -------------    -------------     -------------    -------------

Net increase
(decrease)
in cash                        $           0    $        (802)    $           0    $        (802)

Cash,
beginning of period                        0              802                 0              802
                               -------------    -------------     -------------    -------------

Cash,
end of period                  $           0    $           0     $           0    $           0
                               -------------    -------------     -------------    -------------














    The accompanying notes are an integral part of these financial statements

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                      June 30, 2001, and June 30, 2000

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

         Cash and equivalents
         --------------------

                  The Company maintains a cash balance in a non-interest-bearing bank that currently does not exceed federally insured limits. For the purpose of the statements of cash flows, all highly liquid investments with the maturity of three months or less are considered to be cash equivalents. There are no cash equivalents as of June 30, 2000, or June 30, 2001.

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

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)

                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                        June 30, 2001, and June 30, 2000


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

         Loss Per Share
         --------------

                  Net loss per share is provided in accordance with Statement of Financial Accounting Standards No. 128 (SFAS #128) "Earnings Per Share". Basic loss per share is computed by dividing losses available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects per share amounts that would have resulted if dilative common stock equivalents had been converted to common stock. As of June 30, 2001, the Company had no dilutive common stock equivalents such as stock options.

         Year End
         --------

                  The Company has selected December 31st as its year-end.



NOTE #3 - INCOME TAXES

         There is no provision for income taxes for the period ended June 30, 2001. The Company's total deferred tax asset as of December 31, 1999, is as follows:

                 Net operation loss carry forward               $           710
                 Valuation allowance                            $           710

                 Net deferred tax asset                         $             0

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                    -----------------------------------------
                        June 30, 2001, and June 30, 2000


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

                            HARTLAND INVESTMENTS INC.
                          (A Development Stage Company)


                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                        June 30, 2001, and June 30, 2000


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