Form 10QSB
period 2003-03-31
G2 COMPANIES INC
filed 2004-01-29
CIK 1112912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2003

[ ] TRANSITIONAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)

                          Commission File No. 000-30473


                               G2 Companies, Inc.
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

              14110 N. Dallas Parkway, Suite 130, Dallas, TX 75254
        ----------------------------------------------------------------
                     (Address of principal executive office

                                 (972) 726-9203
                          ----------------------------
                           (Issuer's telephone number)

         Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ ] No [X ]

As of March 31, 2003, 1,250,000 shares of Common Stock were outstanding.

                               G2 COMPANIES, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                             March 31, 2003 AND 2002


                                     Assets
                                     ------

                                                             2003        2002
                                                           --------    --------

Current assets:

   Cash                                                    $    144    $  1,500
   Prepaid expenses                                              90       3,000
    and other current assets                                   --          --

         Total current assets                                  --         4,500
                                                           --------    --------


Other assets                                                   --          --
                                                           --------    --------

                                                           $    234    $  4,500
                                                           ========    ========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:

         Accounts payable, trade                           $  1,060    $  2,275
         Stockholder advance                                 36,844       5,323
                                                           --------    --------

              Total current liabilities                      37,904       7,598
                                                           --------    --------

Commitments and contingencies                                  --          --

Stockholders' equity:

   Preferred stock, $.0001 par value,
       20,000,000 shares authorized, no
       shares issued and outstanding, no
       rights or preferences determined                        --          --
   Common stock, $.0001 par value,
       80,000,000 shares authorized,
       1,250,000 shares issued and outstanding                  125         125
       Paid in capital                                       21,171         762
       Deficit accumulated during the
          development stage                                 (58,966)     (3,985)
                                                           --------    --------

         Total stockholders' equity                         (37,670)     (3,098)
                                                           --------    --------


                                                           $    234    $  4,500
                                                           ========    ========


    The accompanying notes are an integral part of the financial statements.

                               G2 COMPANIES, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                        THREE MONTHS ENDED March 31, 2003




                                                     Three            Three
                                                 Months Ended     Months Ended
                                                 Mar. 31, 2003    Mar. 31, 2002
                                                 -------------    -------------


Revenues                                         $        --      $        --

Operating expenses:

         General and administrative                     18,227            2,275
                                                 -------------    -------------

Operating loss                                         (18,277)          (2,275)
                                                 -------------    -------------

Loss before income taxes                               (18,277)          (2,275)

Provision for income taxes                                --               --
                                                 -------------    -------------

Net loss                                         $     (18,277)   $      (2,275)
                                                 =============    =============



Net loss per share                               $       (.015)   $       (.002)




















    The accompanying notes are an integral part of the financial statements.

                               G2 COMPANIES, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF cASH FLOWS
                   Three MONTHS ENDED March 31, 2003 AND 2002


                                                           MARCH 31    MARCH 31
                                                             2003        2002
                                                           --------    --------

Cash flows from operating activities:

         Cash to suppliers                                 $ 23,806    $  3,000
                                                           --------    --------

                  Net cash used in operating activities     (23,806)     (3,000)
                                                           --------    --------

Cash flows from investing activities:

                  Net cash used for investing activities       --          --
                                                           --------    --------

Cash flows from financing activities:

         Stockholder Advance                                 16,844       4,500
                                                           --------    --------
         Contibution from shareholders                        3,500           0
                                                           --------    --------

Net cash provided by financing activities                    20,344       4,500
                                                           --------    --------

Net increase (Decrease) in cash                              (3,462)      1,500
Cash at beginning of year                                     3,606        --
                                                           --------    --------
Cash at end of year                                        $    144    $  1,500
                                                           ========    ========


                     Reconciliation of Net Loss to Net Cash
                        Provided by Operating Activities

Adjustments to reconcile net loss
         to cash used in operating activities:

         Net loss                                           (18,227)     (2,275)
                                                           --------    --------

         Increase in prepaid expenses                           (90)     (3,000)
             and other current assets
 Increase (decrease) in accounts payable                     (5,489)      2,275
                                                           --------    --------

                  Total adjustments                          (5,579)       (725)
                                                           --------    --------

Net cash used in operating activities                      $(23,806)   $ (3,000)
                                                           ========    ========







    The accompanying notes are an integral part of the financial statements.

                               G2 COMPANIES, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION
   ---------------------

The accompany unaudited condensed financial statements of G2 Companies (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

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

                               G2 COMPANIES, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS



4. CAPITAL STRUCTURE DISCLOSURES
   -----------------------------

         Preferred Stock

The Company's Articles of Incorporation authorize the Board of Directors to issue 20,000,000 preferred stock shares with a $.01 par value, of which no shares are currently issued and outstanding. As of this date, no series, rights or preferences have been determined.

         Common stock

The Company's Articles of Incorporation authorize the Board of Directors to issue 80,000,000 common stock shares with a $.0001 par value. At March 31, 2003 and 2002, 1,250,000 shares are issued and outstanding.

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

At March 31, 2003 and 2002, the Company had approximately $1,700 of net operating loss available to offset future taxable income. This carry forward expires in the year 2021 and creates the only component of the Company's deferred tax asset of approximately $580, which is fully offset by a valuation allowance. There are no deferred tax liabilities.

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

Item 2.
-------

MANAGEMENTS   DISCUSSION  AND  ANALYSIS  OF  FINANCIAL  CONDITION  AND  PLAN  OF
OPERATIONS

The following discussion and analysis should be read in conjunction with G2 Companies' financial statements and the notes associated with them as set forth elsewhere in this document. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. This discussion represents only the best present assessment by the management of G2 Companies.

Caution Regarding Forward-Looking Information

This filing contains certain forward-looking statements and information relating to G2 Companies that are based on the beliefs of G2 Companies or its management as well as assumptions made by and information currently available to G2 Companies or its management. When used in this document, the words "Anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to G2 Companies or its management, are intended to identify forward-looking statements. Such statements reflect the current view of G2 Companies or its management regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, the forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

Company's History

G2 Companies Inc. was incorporated on May 26, 1998 under the laws of the State of Delaware. On June 1, 1998 the Company issued 1,173,000 shares of its $0.0001 par value common stock for services of $117.00. On October 30, 1998 the Company issued 77,000 shares of its $0.0001 par value common stock for $770.00 in cash.

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

Accordingly, G2 Companies is dependent upon its current management and/or significant shareholders to provide sufficient working capital to preserve the integrity of the corporation during this phase.

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

RISK FACTORS

         WE NEED SUBSTANTIAL ADDITIONAL CAPITAL TO CONTINUE OPERATIONS.

         Since G2 Companies' inception, we have funded operations out of capital raised from investors and the personal financing from Gust Kepler, President and CEO. We have generated no sales revenues. Unless we are able to raise additional capital to continue to fund operations until we generate revenues, we will go out of business.

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

         WE WILL CONTRACT WITH OTHERS TO MANUFACTURE OUR RECORDS, OVER WHOM WE HAVE NO CONTROL.

         G2 Companies is dependent on contract manufactures to make our records. We could experience delays in delivery of our product resulting in reduced sales and other events, which may have a negative effect on our revenues.

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

         We are a very small company in a huge industry. Many of our competitors are in the record label industry have been in existence for a substantially longer period that we and most have much greater financial, marketing, personnel and other resources than G2 Companies.

         WE ARE ESSENTIALLY A ONE-MAN CORPORATION AT THIS TIME.

         Our success substantially depends on the abilities and continued contributions of our President and Chief Executive Officer, Gust C. Kepler. The loss of Mr. Kepler's services would have a material adverse affect on us. Further, there can be no assurance that we will be able to attract additional qualified employees or artists. Mr. Kepler founded G2 Companies and is essential to its growth.

         WE WILL RECOUP THE FINANCIAL ADVANCES FOR RECORDING COSTS THAT WE MAKE TO OUR ARTIST ONLY IF THEY ARE SUCCESSFUL.

         As aforesaid, G2 Companies' proposed recording contracts with future artists requires that G2 Companies pays advances consistent with industry standards to secure the services of future artists. Should the artist's album not sell well, or should the artist fail to produce an album, the amount of the advance already paid to record the artists is generally not recovered. There can be no assurance that we will be able to attract additional artists, or, if we are able to attract such talent, that G2 Companies will be able to develop that talent successfully or in such a manner that significant sales of artist product results. There can also be no assurance that any of the recordings will produce sales revenue for G2 Companies, or if they do, that such revenue will be sufficient to recoup recording costs.

         CONSUMERS USE DISCRETIONARY FUNDS TO BUY RECORDS. AN ECONOMIC SLOWDOWN WILL BE BAD FOR BUSINESS.

         G2 Companies' results of operations will be adversely affect by economic downturns, as its business is dependent on discretionary spending, which decreases during periods of economic slowdown.

         G2  COMPANIES   COMPETES   WITH  OTHER   ENTERTAINMENT   PROVIDERS  FOR
DISCRECTIONARY SPENDING.

         G2 Companies faces intense competition for discretionary consumer spending from numerous other record companies and other forms of entertainment offered by film companies, video companies and others. If we fail effectively with these much larger providers, we will not succeed.

         MANY CONSUMERS ARE DOWNLOADING RECORDS FROM THE INTERNET FOR FREE, WHOLLY AVOIDING PAYMENTS TO RECORD COMPANIES LIKE G2 COMPANIES.

         Companies such as Napster, have allowed consumers to acquire music online for free. Whether or not this practice is unlawful, if it continues to grow, our business will be adversely affected.

         G2 COMPANIES HAS 33 SHAREHOLDERS. WE ANTICIPATE THAT THERE WILL NOT BE, INITIALLY, ACTIVE TRADING OF OUR STOCK.

         We anticipate that there will not be a public market of any significance for our common stock and no assurance can be given that any trading market of any significance will develop in the foreseeable future, if at all. No assurance can be given that purchasers of common stock will later be able to sell those shares on favorable terms or at all. G2 Companies, Inc. is not obligated to create or support a secondary market in our shares.

         G2 COMPANIES HAS NEVER PAID DIVIDENDS AND ANTICIPATES NOT PAYING DIVIDENDS FOR THE FORSEEABLE TIME.

         G2 Companies has never paid dividends on its common stock. Our ability to pay dividends on the shares is limited to our ability to earn sufficient income. Payment of dividends is subject to the discretion of G2 Companies' Board of Directors. The Board of Directors has not formulated a policy regarding payment of dividends. No dividends will be paid for the foreseeable future.

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


Regulations

G2 Companies management does not foresee any material effects of federal, state or local regulation on any aspect of G2 Companies' operations. However, as discussed under Risk Factors above, changes in laws or regulations may adversely affect our operations.

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

                                                      G2 Companies, Inc.

Date:  January 15, 2004                               By /s/ Gust Kepler
                                                      ----------------------
                                                      Gust Kepler
                                                      President and CEO