Form 10QSB
period 2003-06-30
G2 COMPANIES INC
filed 2004-01-29
CIK 1112912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 2003

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

                   9521 21st Street, Calgary, Alberta T2C 4131
        ----------------------------------------------------------------
                     (Address of principal executive office

                                 (403) 720-0613
                          ----------------------------
                           (Issuer's telephone number)

         Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ ] No [X ]

As of June 30, 2003, 1,250,000 shares of Common Stock were outstanding.

                               G2 COMPANIES, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                            June 30, 2003 AND 2002


                                     Assets
                                     ------

                                                           2003         2002
                                                         ---------    ---------

Current assets:

   Cash                                                  $     144    $  1,500
   Prepaid expenses                                                      3,000
                                                         ---------    ---------

         Total current assets                                  144       4,500
                                                         ---------    ---------


Other assets                                                  --           --
                                                         ---------    ---------

                                                         $     144     $  4,500
                                                         =========    =========

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:

         Accounts payable, trade                         $            $   2,275
         Stockholder advance                                  --          5,323
                                                         ---------    ---------

              Total current liabilities                                   7,598
                                                         ---------    ---------

Commitments and contingencies                                 --           --

Stockholders' equity:

   Preferred stock, $.0001 par value,
       20,000,000 shares authorized, no
       shares issued and outstanding, no
       rights or preferences determined                       --           --
   Common stock, $.0001 par value,
       80,000,000 shares authorized,
       1,250,000 shares issued and outstanding                 125          125
       Paid in capital                                      21,171          762
       Deficit accumulated during the
          development stage                                (21,152)      (3,985)
                                                         ---------    ---------

         Total stockholders' equity                            144      (3,098)
                                                         ---------    ---------


                                                         $     144    $   4,500
                                                         =========    =========


    The accompanying notes are an integral part of the financial statements.


                               G2 COMPANIES, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 THREE AND Six MONTHS ENDED June 30, 2003




                                               Three            Six              Three            Six
                                           Months Ended     Months Ended     Months Ended     Months Ended
                                           June 30, 2003    June 30, 2003    June 30, 2002    June 30, 2002
                                           -------------    -------------    -------------    -------------

Revenues                                   $        --      $        --      $        --      $        --

Operating expenses:

         General and administrative                 --               --              2,275            2,275
                                           -------------    -------------    -------------    -------------

Operating loss                                      --               --             (2,275)          (2,275)
                                           -------------    -------------    -------------    -------------

Loss before income taxes                                                            (2,275)          (2,275)

Provision for income taxes                          --               --               --               --
                                           -------------    -------------    -------------    -------------

Net loss                                   $        --      $        --      $      (2,275)    $     (2,275)
                                           =============    =============    =============    =============



Net loss per share                         $        --      $        --      $       (.002)   $       (.002)




















    The accompanying notes are an integral part of the financial statements.

                               G2 COMPANIES, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF cASH FLOWS
                  Six MONTHS ENDED June 30, 2003 AND 2002


                                                            June 30,   June 30,
                                                              2003       2002
                                                            --------   --------

Cash flows from operating activities:

         Cash to suppliers                                  $   --     $  3,000
                                                            --------   --------

                  Net cash used in operating activities         --       (3,000)
                                                            --------   --------

Cash flows from investing activities:

                  Net cash used for investing activities        --         --
                                                            --------   --------

Cash flows from financing activities:

         Stockholder advance                                    --        4,500
                                                            --------   --------

                  Net cash provided by financing activities     --        4,500
                                                            --------   --------

Net increase in cash                                                      1,500
Cash at beginning of year                                       --         --
                                                            --------   --------
Cash at end of year                                         $   --     $  1,500
                                                            ========   ========


                     Reconciliation of Net Loss to Net Cash
                        Provided by Operating Activities

Adjustments to reconcile net loss
         to cash used in operating activities:

         Net loss                                               --       (2,275)
                                                            --------   --------

         Increase in prepaid expenses                           --       (3,000)
         Increase in accounts payable                           --        2,275
                                                            --------   --------

                  Total adjustments                             --         (725)
                                                            --------   --------

Net cash used in operating activities                       $   --     $ (3,000)
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

                               G2 COMPANIES, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS


1. BASIS OF PRESENTATION
   ---------------------

The accompany unaudited condensed financial statements of G2 Companies, Inc. (the Company) have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

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

         Common stock

The Company's Articles of Incorporation authorize the Board of Directors to issue 80,000,000 common stock shares with a $.0001 par value. At June 30, 2003 and 2002, 1,250,000 shares are issued and outstanding.

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

At June 30, 2003 and 2002, the Company had approximately $1,700 of net operating loss available to offset future taxable income. This carry forward expires in the year 2021 and creates the only component of the Company's deferred tax asset of approximately $580, which is fully offset by a valuation allowance. There are no deferred tax liabilities.

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