Form 10QSB
period 2003-09-30
G2 COMPANIES INC
filed 2004-01-29
CIK 1112912

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTON 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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

         Check whether the issuer has (1) filed all reports required by Section 12 or 15(d) of the Exchange Act during the past 12 months, and 2) been subject to such filing requirements for the past ninety (90) days. Yes [ ] No [X ]

As of September 30, 2003, 1,250,000 shares of Common Stock were outstanding.


                               G2 COMPANIES, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                           SEPTEMBER 30, 2003 AND 2002


                                     Assets
                                     ------
                                                      September 30,    September 30,
                                                           2003             2002
                                                      -------------    -------------
Current assets:

   Cash                                               $         144    $       1,500
   Prepaid expenses                                           3,000
                                                      -------------    -------------

         Total current assets                                   144            4,500
                                                      -------------    -------------


Other assets                                                   --               --
                                                      -------------    -------------

                                                      $         144    $       4,500
                                                      =============    =============

                      Liabilities and Stockholders' Equity
                      ------------------------------------

Current liabilities:

         Accounts payable, trade                      $        --      $       2,275
         Stockholder advance                                   --              5,323
                                                      -------------    -------------

              Total current liabilities                       7,598
                                                      -------------    -------------

Commitments and contingencies                                  --               --

Stockholders' equity:

   Preferred stock, $.0001 par value,
       20,000,000 shares authorized, no
       shares issued and outstanding, no
       rights or preferences determined                        --               --
   Common stock, $.0001 par value,
       80,000,000 shares authorized,
       1,250,000 shares issued and outstanding                  125              125
       Paid in capital                                       21,171              762
       Deficit accumulated during the
          development stage                                 (21,152)          (3,985)
                                                      -------------    -------------

         Total stockholders' equity                             144           (3,098)
                                                      -------------    -------------


                                                      $         144    $       4,500
                                                      =============    =============


    The accompanying notes are an integral part of the financial statements.


                               G2 COMPANIES, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003




                                          Three            Nine             Three            Nine
                                      Months Ended     Months Ended     Months Ended     Months Ended
                                      Sep. 30, 2003    Sep. 30, 2003    Sep. 30, 2002    Sep. 30, 2002
                                      -------------    -------------    -------------    -------------

Revenues                              $        --      $        --      $        --      $        --

Operating expenses:

         General and administrative            --               --              2,275            2,275
                                      -------------    -------------    -------------    -------------

Operating loss                                 --               --             (2,275)          (2,275)
                                      -------------    -------------    -------------    -------------

Loss before income taxes                       --               --             (2,275)          (2,275)

Provision for income taxes                     --               --               --               --
                                      -------------    -------------    -------------    -------------

Net loss                              $        --      $        --      $      (2,275)   $      (2,275)
                                      =============    =============    =============    =============



Net loss per share                    $        --      $        --      $       (.002)   $       (.002)




















    The accompanying notes are an integral part of the financial statements.

                               G2 COMPANIES, INC.
                           --------------------------
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002




                                                            2003         2002
                                                         ---------    ---------

Cash flows from operating activities:

         Cash to suppliers                               $    --      $   3,000
                                                         ---------    ---------

             Net cash used in operating activities            --         (3,000)
                                                         ---------    ---------

Cash flows from investing activities:

             Net cash used for investing activities           --           --
                                                         ---------    ---------

Cash flows from financing activities:

         Stockholder advance                                  --          4,500
                                                         ---------    ---------

             Net cash provided by financing activities        --          4,500
                                                         ---------    ---------

Net increase in cash                                          --          1,500
Cash at beginning of year                                     --           --
                                                         ---------    ---------
Cash at end of year                                      $    --      $   1,500
                                                         =========    =========


                     Reconciliation of Net Loss to Net Cash
                        Provided by Operating Activities

Adjustments to reconcile net loss
         to cash used in operating activities:

         Net loss                                             --         (2,275)
                                                         ---------    ---------

         Increase in prepaid expenses                         --         (3,000)
         Increase in accounts payable                         --          2,275
                                                         ---------    ---------

                  Total adjustments                           --           (725)
                                                         ---------    ---------

Net cash used in operating activities                    $    --      $  (3,000)
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

         Common stock

The Company's Articles of Incorporation authorize the Board of Directors to issue 80,000,000 common stock shares with a $.0001 par value. At September 30, 2003 and 2002, 1,250,000 shares are issued and outstanding.

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

At September 30, 2003 and 2002, the Company had approximately $1,700 of net operating loss available to offset future taxable income. This carry forward expires in the year 2021 and creates the only component of the Company's deferred tax asset of approximately $580, which is fully offset by a valuation allowance. There are no deferred tax liabilities.

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

Caution Regarding Forward-Looking Information

This filing contains certain forward-looking statements and information relating to G2 Companies, Inc. that are based on the beliefs of G2 Companies or its management as well as assumptions made by and information currently available to G2 Companies or its management. When used in this document, the words
"Anticipate", "believe", "estimate", "expect" and "intend" and similar expressions, as they relate to G2 Companies or its management, are intended to identify forward-looking statements. Such statements reflect the current view of G2 Companies or its management regarding future events and are subject to certain risks, uncertainties and assumptions, including the risks and uncertainties noted. Should one or more of these risks or uncertainties materialize, or should the underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected or intended. In each instance, the forward-looking information should be considered in light of the accompanying meaningful cautionary statements herein.

Company's History

G2 Companies was incorporated on May 26, 1998 under the laws of the State of Delaware. On June 1, 1998 the Company issued 1,173,000 shares of its $0.0001 par value common stock for services of $117.00. On October 30, 1998 the Company issued 77,000 shares of its $0.0001 par value common stock for $770.00 in cash.

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

RISK FACTORS

         WE NEED SUBSTANTIAL ADDITIONAL CAPITAL TO CONTINUE OPERATIONS.

Since G2 Companies's inception, we have funded operations out of capital raised from investors and the personal financing from Gust Kepler, President and CEO. We have generated no sales revenues. Unless we are able to raise additional capital to continue to fund operations until we generate revenues, we will go out of business.

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

         CONSUMERS USE DISCRETIONARY FUNDS TO BUY RECORDS. AN ECONOMIC SLOWDOWN WILL BE BAD FOR BUSINESS.

         G2 Companies's results of operations will be adversely affect by economic downturns, as its business is dependent on discretionary spending, which decreases during periods of economic slowdown.

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

                                                      G2 Companies, Inc.

Date:  January 15, 2003                               By /s/ Yarek Bartosz
                                                      ----------------------
                                                      Yarek Bartosz
                                                      President and CEO